Form 10QSB
period 2006-03-31
INFRABLUE (US) INC.
filed 2006-05-15
CIK 1343465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2006

[           ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the transition period from _____ to _____

Commission File Number: 000-51935

INFRABLUE (US) INC.
(Name of small business issuer as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 5.15, 130 Shaftesbury Avenue, London, England WID 5EU
(Address of principal executive offices)

+44 (0) 20 7031 1189
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [           ] No [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [           ] No [ x ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 28,065,800 shares of common stock as of May 10, 2006.

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

INFRABLUE (US) INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
March 31, 2006

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to achieve commercial levels of sales of our IRMA device, our ability to successfully market our IRMA device, our ability to continue development and upgrades to the IRMA device and our Infrablue technology, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed originally with the Securities and Exchange Commission (the “SEC”) on December 16, 2005, as amended, this quarterly report on Form 10-QSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

i

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

The following unaudited condensed consolidated interim financial statements of Infrablue (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Interim Consolidated Balance Sheets as at March 31, 2006 (unaudited) and September 30, 2005 (audited)	F-1

Interim Consolidated Statements of Changes in Stockholders’ Deficiency for the period from incorporation (February 18, 2004) to March 31, 2006	F-2

Interim Consolidated Statements of Operations for the six months ended March 31, 2006 and 2005 and for the period from incorporation (February 18, 2004) to March 31, 2006	F-3

Interim Consolidated Statements of Cash Flows for the six months ended March 31, 2006 and 2005 and for the period from incorporation (February 18, 2004) to March 31, 2006	F-4

Notes to Interim Consolidated Financial Statements	F-5

INFRABLUE (US) INC.

(Formerly Tomi Holdings Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

US FUNDS

(Unaudited)

F-i

Infrablue (US) Inc.	Statement 1
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Balance Sheets
US Funds

	As at	As at
	March 31,	September 30,
	2006	2005
ASSETS	(Unaudited)
Current
Cash	$48,873	$122,913
Accounts Receivable	11,363	11,259
Inventory	7,270	4,629
	67,506	138,801

Property and Equipment (Note 3)	1,855	2,476
	$69,361	$141,277

LIABILITIES
Current
Accounts payable	$14,272	$15,551
Accrued liabilities	41,290	58,744
Accrued interest (Note 5)	399	599
Promissory notes payable (Note 5)	100,500	90,000
Due to related parties (Note 7)	10,964	14,644
	167,425	179,538
Going Concern (Note 1)

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock
Authorized: 100,000,000 shares with $0.001 par value
Issued and fully paid: 28,065,800 (September 30, 2005 –
17,705,800) - Statement 2 (Note 6)	28,066	17,706
Additional paid-in capital - Statement 2 (Note 6)	2,776,256	194,983
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued and fully paid: Nil	-	-
Accumulated Comprehensive Loss - Statement 2	(6,879)	(3,827)
Deficit – Accumulated during the development stage – Statement 2	(2,895,507)	(247,123)
	(98,064)	(38,261)
	$69,361	$141,277

- See Accompanying Notes -

Infrablue (US) Inc.	Statement 2
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
US Funds
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Accumulated	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Gain (Loss)	Deficiency

Shares issued for cash at $0.003 per
share – April 30, 2004	4,366,265	$4,366	$9,027	$-	$-	$13,393
Shares issued for consulting at
$0.003 per share - August 1, 2004	236,143	236	497	-	-	733
Loss for the period	-	-	-	(72,327)	-	(72,327)
Foreign currency translation
adjustment	-	-	-	-	477	477
Balance - September 30, 2004 –
Issued	4,602,408	4,602	9,524	(72,327)	477	(57,724)
Shares allotted for consulting at
$0.003 per share - issued on
November 2, 2004	236,143	236	498	-	-	734
Balance - September 30, 2004 - Issued
and allotted	4,838,551	4,838	10,022	(72,327)	477	(56,990)
Shares issued for consulting at
$0.003 per share - February 2, 2005	236,143	236	498	-	-	734
Shares issued for consulting at
$0.003 per share - April 28, 2005	708,439	709	1,660	-	-	2,369
Shares issued for debt at $0.026 per
share – April 28, 2005	6,216,867	6,217	152,848	-	-	159,065
Loss for the period	-	-	-	(118,462)	-	(118,462)
Foreign currency translation
adjustment	-	-	-	-	(5,488)	(5,488)

Balance - August 31, 2005
- Issued before acquisition	12,000,000	12,000	165,028	(190,789)	(5,011)	(18,772)
Acquisition of Infrablue Ltd.
- Recapitalization (Note 1)	5,705,800	5,706	29,955	-	-	35,661

Balance - August 31, 2005
- Issued post acquisition	17,705,800	17,706	194,983	(190,789)	(5,011)	16,889
Loss for the period	-	-	-	(56,334)	-	(56,334)
Foreign currency translation
adjustment	-	-	-	-	1,184	1,184
Balance - September 30, 2005
	17,705,800	17,706	194,983	(247,123)	(3,827)	(38,261)
Shares issued for debt at $0.25 per
share – November 30, 2005
(Note 5c)	360,000	360	91,273	-	-	91,633
Shares issued for intellectual
property at $0.25 per share –
November 30, 2005 (Note 4)	10,000,000	10,000	2,490,000	-	-	2,500,000
Loss for the period	-	-	-	(2,648,384)	-	(2,648,384)
Foreign currency translation
adjustment	-	-	-	-	(3,052)	(3,052)

Balance – March 31, 2006	28,065,800	$28,066	$2,776,256	$(2,895,507)	$(6,879)	$(98,064)

- See Accompanying Notes -

Infrablue (US) Inc.	Statement 3
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Operations
US Funds
(Unaudited)

			From
	For the Six	For the Six	Incorporation
	Months Ended	Months Ended	(February 18, 2004)
	March 31,	March 31,	to March 31,
	2006	2005	2006
Sales	$20,899	$5,210	$52,857
Cost of Sales	15,917	3,382	39,607
Gross Profit	4,982	1,828	13,250
General and Administrative Expenses
Intellectual property (Note 4)	2,500,000	-	2,500,000
Accounting and auditing	76,111	5,449	137,595
Salaries and wages	32,101	37,868	133,133
Legal	23,733	1,168	40,723
Rent	5,253	5,637	20,867
Filing Fees	5,015	-	5,015
Marketing and promotion	2,932	21,068	40,159
Interest and bank charges	2,529	-	2,529
Consulting	2,125	-	2,125
Test equipment	1,233	-	1,233
Office and information technology	899	5,746	10,437
Depreciation	621	627	2,037
Travel	176	1,347	2,414
Sub-contractors	-	5,637	5,551
Development	-	-	3,399
	2,652,728	84,547	2,907,217
Loss Before Other Income (Expenses)	(2,647,746)	(82,719)	(2,893,967)
Other Income (Expenses)
Interest income (expense)	(40)	283	(380)
Foreign exchange loss	(598)	(153)	(1,160)

Loss for the Period	$(2,648,384)	$(82,589)	$(2,895,507)

Loss per Share – Basic and Diluted	$(0.11)	$(0.02)

Weighted Average Shares Outstanding	24,593,492	4,870,988

Comprehensive Loss
Loss for the period	$(2,648,384)	$(82,589)	$(2,895,507)
Foreign currency translation
adjustment	(3,052)	(2,687)	(6,879)
Total Comprehensive Loss for the
Period	$(2,651,436)	$(85,276)	$(2,902,386)

Comprehensive Loss per Share	$(0.11)	$(0.02)

- See Accompanying Notes -

Infrablue (US) Inc.	Statement 4
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
US Funds
(Unaudited)

			From
	For the Six	For the Six	Incorporation
	Months Ended	Months Ended	(February 18, 2004)
	March 31,	March 31,	to March 31,
	2006	2005	2006
Operating
Loss for the period	$(2,648,384)	$(82,589)	$(2,895,507)
Items not involving an outlay of cash:
Depreciation	621	627	2,037
Shares for consulting services	-	769	4,570
Accrued interest	1,433	-	2,032
Shares for intellectual property	2,500,000	-	2,500,000
Changes in non-cash working capital
items:
Accounts receivable	(104)	3,252	(11,363)
Inventory	(2,641)	(1,287)	(7,270)
Accounts payable	(1,279)	2,124	14,272
Accrued liabilities	(17,454)	8,485	31,263
	(167,808)	(68,619)	(359,966)

Investing
Acquisition of property and equipment	-	(2,091)	(3,892)
Cash acquired on purchase of Tomi
Holdings Inc.	-	-	135,688
	-	(2,091)	131,796

Financing
Promissory notes	100,500	156,791	100,500
Loan from related party	-	-	159,065
Amounts due to related party	(3,680)	(31,878)	10,964
Share issuances for cash	-	-	13,393
	96,820	124,913	283,922

Effect of exchange rate changes on cash	(3,052)	(2,687)	(6,879)

Net Increase (Decrease) in Cash	(74,040)	51,516	48,873
Cash – Beginning of period	122,913	-	-
Cash – End of Period	$48,873	$51,516	$48,873

Income Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-

Please refer to Note 11 for the supplemental schedule of non-cash investing and financing transactions.

- See Accompanying Notes -

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2006
US Funds
(Unaudited)

1.	Organization and Going Concern

Organization

Tomi Holdings Inc. (the "Company" or “Tomi”) was incorporated on April 5, 2005 under the laws of the State of Nevada. On October 20, 2005, the Company changed its name to Infrablue (US) Inc.

By letter of intent dated April 18, 2005 and a Share Exchange Agreement ("Agreement") dated May 23, 2005 and as amended on June 30, 2005 and July 31, 2005 with Infrablue Ltd. ("Infrablue"), a United Kingdom corporation, wherein Tomi agreed to issue to the shareholders of Infrablue 12,000,000 Tomi shares in exchange for the 2,075,000 shares that constituted all the issued and outstanding shares of Infrablue. On August 31, 2005, Infrablue completed the reverse acquisition (“RTO”) under the Agreement with Tomi. Immediately before the date of the RTO, Tomi had 100,000,000 common shares authorized and 5,705,800 shares of common stock issued and outstanding. Pursuant to the RTO, all of the 2,075,000 issued and outstanding shares of common stock of Infrablue were exchanged for 12,000,000 Tomi shares, on an approximate 5.783 to 1 basis.

Immediately after the RTO, the management of Infrablue took control of the board and officer positions of Tomi, constituting a change of control. Because the former owners of Infrablue gained control of Tomi, the transaction would normally have been considered a purchase by Infrablue. However, since Tomi was not carrying on a business, the transaction was not considered to be a business combination. Instead, the transaction was accounted for as a recapitalization of Infrablue and the issuance of stock by Infrablue (represented by the outstanding shares of Tomi) for the assets and liabilities of Tomi. The value of the net assets of Tomi acquired by Infrablue is the same as their historical book value, being $35,661. At the date of the acquisition, the balance sheet of Tomi was as follows:

Cash	$126,394
Due from Infrablue	9,294
Total Assets	$135,688

Accrued liabilities	$10,027
Promissory notes payable	90,000
Total Liabilities	$100,027

Net Assets	$35,661

Infrablue was incorporated February 18, 2004 and is a technology and marketing company, headquartered in London, England. The major asset of Infrablue is the license to market the Infrablue Technology.

The Company as at March 31, 2006, has the rights for the sale of a Bluetooth software and device, known as IRMA Bluetooth. This product is used by mobile professionals for connecting Smart Phones or personal digital assistants (“PDA’s”) to a projector or other type of presentation equipment.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2006
US Funds
(Unaudited)

1.	Organization and Going Concern - Continued

The Company intends to market its product via a three-channel strategy: trade distributors, complementary manufacture bundles and Original Equipment Manufacturer (“OEM”) sales. The trade distributor strategy targets partners with large reseller chains that have the ability to reach high volumes of end customers. Complementary manufacture bundles involve packaging the Infrablue products with other software and hardware, such as PDA’s, Smart Phones and projectors thereby presenting a united solution for the end customer. OEM licensing of the product hardware and software solutions is intended to allow the Company to distribute its products through large businesses, although OEMs will be allowed to use their own branding.

Going Concern and Liquidity Considerations

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2006, the Company has a working capital deficiency of $99,919, an accumulated deficit of $2,895,507 and has incurred an accumulated operating cash flow deficit of $359,966. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.

Thereafter, the Company will be required to seek additional funds, either through sales and/or equity financing, to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. In response to these conditions, management intends to raise additional funds through future private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

These interim consolidated financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, except as noted below. These interim financial statements should be read in conjunction with the audited financial statements of the Company as at September 30, 2005.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2006
US Funds
(Unaudited)

2.	Significant Accounting Policies - Continued

Basis of Consolidation

These interim consolidated financial statements include the accounts of Infrablue Ltd. since its incorporation on February 18, 2004 and Infrablue (US) Inc. since the reverse acquisition on August 31, 2005 (Note 1). All intercompany balances and transactions have been eliminated.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Recently Issued Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge- like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2006
US Funds
(Unaudited)

2.	Significant Accounting Policies - Continued

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3.	Property and Equipment

Details are as follows:

			Net Book Value
		Accumulated	March 31,
	Cost	Depreciation	2006
Office and computer equipment	$3,894	$2,039	$1,855

			Net Book Value
		Accumulated	September 30,
	Cost	Depreciation	2005
Office and computer equipment	$3,892	$1,416	$2,476

4.	Agency Exploitation Agreement

By agency exploitation agreement dated March 30, 2004, between the Company and third party licensors, the Company is allowed to use, deal with and exploit the intellectual property rights for the IRMA Bluetooth technology in the regions of Australia, Asia, Europe, United States and Canada. On November 30, 2005, the intellectual property was purchased by the Company and the agency exploitation agreement was cancelled.

The purchase of the intellectual property was pursuant to an agreement dated November 1, 2005, whereby the Company acquired from its majority stockholder, the Infrablue Technology by issuing 10,000,000 common shares. The Infrablue Technology is comprised of a suite of software programs and a computer peripheral device that enables users to make presentations wirelessly, directly from a personal digital assistant (“PDA”) or mobile smartphone to a projector. The acquisition is a related party transaction; therefore, the intellectual property was recorded in the Company’s books in the amount equal to the costs of acquiring and developing the Infrablue Technology by the majority stockholder. The value assigned was $2,500,000, which is the value of the consideration paid by the majority shareholder when they acquired it from a third party. This amount was expensed, as it does not meet the criteria for capitalization as set out in SFAS No. 86.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2006
US Funds
(Unaudited)

5.	Promissory Notes Payable

a)

During the current period, the Company issued a convertible promissory note ("Note") for $50,000 to an unrelated third party. The Note bears interest at the US bank prime rate compounded annually and the principal and accrued interest on the Note are due and payable on February 16, 2008. The holder of the Note will have the right to convert the principal and accrued interest into units of the Company at a conversion rate of $0.25 per unit on or before February 16, 2008. Each unit is comprised of one share ("Share") of common stock of the Company and one share purchase warrant ("Warrant"). Each Warrant entitles the holder to purchase one additional Share ("Warrant Share") at a price of $0.50 per Warrant Share, for a period of one year following the conversion date. As of March 31, 2006, the Company has accrued $297 in related interest.

b)

During the current period, the Company issued a convertible promissory note ("Note") for $50,500 to an unrelated third party. The Note bears interest at the US bank prime rate compounded annually and the principal and accrued interest on the Note are due and payable on February 16, 2008. The holder of the Note will have the right to convert the principal and accrued interest into units of the Company at a conversion rate of $0.25 per unit on or before February 16, 2008. Each unit is comprised of one share ("Share") of common stock of the Company and one share purchase warrant ("Warrant"). Each Warrant entitles the holder to purchase one additional Share ("Warrant Share") at a price of $0.25 per Warrant Share, for a period of one year following the conversion date. As of March 31, 2006, the Company has accrued $102 in related interest.

c)

During the prior year, the Company received $90,000 in cash by issuing promissory notes. These notes bear interest at the US bank prime rate and are payable on demand. The Company cancelled the loans when it entered into debt conversion agreements dated November 30, 2005, whereby the Company issued 360,000 common shares valued at $0.25 per share in full settlement of the $90,000 plus related interest of $1,633 (September 30, 2005 – accrued $599).

6.	Capital Stock

a)

The number of shares outstanding presented in these financial statements relating to share transactions taking place prior to August 31, 2005 has been restated to reflect the approximate 5.783:1 ratio based upon the 12,000,000 shares issued on August 31, 2005 to acquire the 2,075,000 shares of Infrablue Ltd. (Note 1).

b)

During the year ended September 30, 2004, the Company split its stock on a 100 new for 1 old basis. Common shares issued prior to the effective date of the stock split have been restated to reflect the stock split ratio.

c)

During the current period, the Company issued Nil (September 30, 2005 – 944,582, September 30, 2004 – 236,143) and allotted Nil (September 30, 2005 – Nil, September 30, 2004 - 236,143) of common stock to the Managing Director for consulting and employment services (Note 7b). The shares were recorded at $Nil (September 30, 2005 – $3,103, September 30, 2004 - $1,467) being the fair value at the time of issuance.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2006
US Funds
(Unaudited)

6.	Capital Stock - Continued

d)	By agreement dated April 28, 2005, the Company issued 6,216,867 common shares in full settlement of $159,065 of debt owed to the majority shareholder (Note 8).

e)	On November 30, 2005, the Company issued 360,000 common shares at $0.25 per share in full settlement of the $90,000 promissory notes payable and related interest of $1,633 (Note 5c).

f)	On November 30, 2005, the Company issued 10,000,000 common shares at $0.25 per share as consideration for the acquisition of the Infrablue Technology from its majority stockholder (Note 4).

There were no warrants or stock options granted during the current period and none were outstanding as at March 31, 2006 and September 30, 2005.

7.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

a)

The amounts due to related parties of $10,964 (September 30, 2005 - $14,644) are non-interest bearing and due on demand. Included in due to related parties are $4,229 (September 30, 2005 - $3,413) with a shareholder of the Company and $6,735 (September 30, 2005 - $6,824) and $Nil (September 30, 2005 - $4,407) owing to two separate companies with a director in common with a corporate shareholder of the Company.

b)

By employment agreement dated April 1, 2004 and amended July 20, 2004, the Company agreed to pay the Managing Director $51,618 (GBP28,000) per annum plus 236,143 common shares every three months to a maximum of 1,416,868 shares. During the period, $28,458 (March 31, 2005 - $34,012) was paid to the Managing Director, of which $28,458 (March 31, 2005 - $32,509) was in cash and $Nil (March 31, 2005 - $1,503) was from the issuance of Nil (March 31, 2004 – 472,285) shares.

c)	During the current period, the Company paid or accrued the following fees:

i)

$Nil (March 31, 2005 - $4,510) for accounting; $Nil (March 31, 2005 - $1,127) for legal; $Nil (March 31, 2005 - $5,637) for marketing and promotion; $Nil (March 31, 2005 - $5,637) for rent; $Nil (March 31, 2005 - $3,946) for office to a company that is a corporate shareholder of the Company; and

ii)	$5,253 (March 31, 2005 - $Nil) for rent to a company with a director in common with a corporate shareholder of the Company.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2006
US Funds
(Unaudited)

8.	Loan Payable to Related Party

By agreement dated October 4, 2004, the Company entered into a loan agreement with the majority shareholder whereby the shareholder would make available up to $269,655 (GBP150,000). The facility was available in tranches of $53,931 (GBP30,000) every three months. The facility was to be paid, including all accrued interest, by April 1, 2007 and bore interest at 6% per annum above the Svenska Handelsbanken Plc base rate or 10% per annum whichever is greater. During the first eighteen months from the date of the agreement, the loan was interest free. As security the shareholder had a first charge debenture agreement for all Company assets. By agreement dated April 28, 2005, the Company settled the full amount of the loan, being $159,065 with the issuance of 6,216,867 common shares. The loan facility was cancelled at that time.

9.	Segmented Information

Details on a geographic basis as at March 31, 2006 are as follows:

	Western
	Europe	U.S.A.	Total
Assets	$69,336	$25	$69,361
Revenue	$20,899	$-	$20,899
Loss for the period	$(53,875)	$(2,594,509)	$(2,648,384)

Details on a geographic basis as at September 30, 2005 are as follows:

	Western
	Europe	U.S.A.	Total
Assets	$37,455	$103,822	$141,277
Revenue	$31,958	$-	$31,958
Loss for the year	$(156,724)	$(18,072)	$(174,796)

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2006
US Funds
(Unaudited)

10.	Income Taxes

The Company has incurred non-capital losses for UK tax purposes of approximately $283,000, which may be carried forward indefinitely and used to reduce taxable income of future years. The Company also had accumulated net operating losses for U.S. federal income tax purposes of approximately $158,000, which may be carried forward until 2025 and used to reduce taxable income of future years.

Details of future income tax assets are as follows:

	March 31,	September 30,
	2006	2005
Non-capital tax loss	$139,000	$90,000
Valuation allowance	(139,000)	(90,000)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

11.	Non-Cash Transactions

The following is a schedule of non-cash investing and financing transactions:

			From
	For the Six	For the Six	Incorporation
	Months Ended	Months Ended	(February 18, 2004)
	March 31,	March 31,	to March 31,
	2006	2005	2006
Transactions:
Shares issued for acquisition of
Infrablue Ltd.	$-	$-	$35,661
Shares issued to related party for debt	$-	$-	$159,065
Shares issued for consulting services	$-	$769	$4,570
Shares issued for intellectual property	$2,500,000	$-	$2,500,000
Shares issued for debt	$91,633	$-	$91,633
Acquisition of Assets and Liabilities of
Tomi Holdings Inc.:
Due from Infrablue	$-	$-	$9,294
Accrued liabilities	$-	$-	$10,027
Promissory notes payable	$-	$-	$90,000

Item 2.                Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended March 31, 2006 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended March 31, 2006.

Overview of Our Business

We are engaged in the business of commercializing proprietary technology that we refer to as the InfraBlue Technology. The InfraBlue Technology is comprised of a suite of software programs and a computer peripheral device known as the IRMA device. IRMA stands for “intelligent remote mobile accessory”. The development of this technology has been completed and we are presently marketing the IRMA device with the objective of achieving commercial levels of sales. We operate a website which can be accessed through the Internet at www.InfraBlue.co.uk. While we have commenced initial sales of the IRMA device, we have not achieved significant sales of our product to date.

Our IRMA devices are small hand-held digital presentation devices that enable users to make PowerPoint presentations wirelessly, directly from the user’s personal digital assistant (“PDA”) or mobile “smartphone”, without the use of a laptop or desk-top computer. Each IRMA device is sold with our proprietary InfraBlue software that enables the conversion and compression of Microsoft PowerPoint slides to Windows graphical formats and transfers them to the user’s handheld PDA or smartphone. The PDA or smartphone then connects wirelessly with the IRMA device, which is linked to a data projector by a regular VGA (video graphics array) cable. The wireless communication is completed using either the Bluetooth protocol or infrared technology. The primary target market for our IRMA device is the mobile professional who could benefit from highly portable presentation materials, without the need to carry a laptop computer.

Our InfraBlue Technology solution is comprised of the following components:

1.

The IRMA Suite is personal computer (“PC”) software that is deployed on the user’s desktop or laptop computer for the purpose or converting a Microsoft PowerPoint presentation into image folders and for transferring these images to the user’s PDA or smartphone.

2.

The IRMA Client is software that is used for opening image folders on the user’s PDA or smartphone, for previewing these images, for controlling the IRMA device and for enabling the user to deliver the presentation through a projector or computer display.

3.

The IRMA device is a small peripheral hardware device that connects to a projector or computer display using a computer graphics cable known as a VGA cable. The IRMA device is able to connect wirelessly to the user’s PDA or smartphone using Bluetooth or infrared technology.

Our plan of operation is to exploit the InfraBlue Technology in its current form and to develop a market for the IRMA devices and the related InfraBlue software. We anticipate carrying out ongoing product development in order to maintain the compatibility of our IRMA devices with upgraded software as we seek to establish a competitive position in the mobile computer peripheral device and data projector markets.

We have achieved only minimal revenues from sales of our IRMA products to date. Accordingly, we are presently a development stage company. We have limited funds with which to pursue our plan of operations to commercialize our IRMA products and technology. We anticipate that we will require additional funding in order to achieve significant sales of IRMA products and technology. We have no arrangements for any additional financing and there is no assurance that any additional financing will be obtained.

We were incorporated on April 5, 2005 under the laws of the State of Nevada. We carry out our business operations through our wholly owned subsidiary, InfraBlue Ltd. (“InfraBlue UK”), located in the United Kingdom. Our principal executive office is located at Suite 5.15, 130 Shaftesbury Avenue, London, England W1D 5EU. Our telephone number is +44(0)20 7031 1189 and our fax number is +44(0)20 7031 1199.

Our Plan of Operations

We plan to exploit the InfraBlue Technology in its present form and to develop a market for the InfraBlue products, currently consisting of the IRMA device and the IRMA Client and IRMA Suite PC software. As such, the primary objective of our current plan of operations is to market the IRMA device and the IRMA Client and IRMA Suite PC software with the objective of increasing sales and establishing greater awareness and acceptance of our products in our marketplace. We anticipate ongoing development work on these products with a view to establishing a competitive position in the mobile devices and data projector markets. We will also pursue creating partnerships and strategic relationships with original equipment manufacturers (“OEMs”) with the objective of earning license fees from the license of our technology, although this presently not a primary focus of our plan of operations. If we are successful in creating partnerships and strategic relationships with OEMs, we expect that our product development efforts would be specifically tailored to such OEMs’ needs, but we have no immediate plans in this regard.

Our plan of operations for the next twelve months is to complete the following objectives within the time periods and within the budgets specified:

1.

We plan to carry out marketing of our IRMA devices with the objective of securing distributor relationships and increasing sales of our products. We anticipate that marketing activities will be carried throughout the course of the next twelve months. We anticipate that we will spend approximately $7,500 per month on marketing activities during the next twelve months, for a total anticipated expenditure of $90,000 over the next twelve months. This amount is primarily comprised of the salary we will pay to Mitchell Johnson, our sole executive officer and director, who will carry out our marketing activities. Mr. Johnson is paid a salary of approximately $5,000 per month.

2.

We plan to continue development work on our IRMA devices in order to update the operating software to ensure compatibility with Windows Mobile 5.0 and to add three operating system patches. We anticipate spending approximately $20,000 over the next twelve months to complete this development work.

3.

We anticipate spending approximately $4,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $48,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of rent and office services, technical support and hosting services and general office expenses.

4.

We anticipate spending approximately $40,000 in complying with our obligations a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of our financial statements and completing our annual report, quarterly report, current report and proxy statement filings with the SEC.

We also anticipate that we will purchase additional IRMA devices from Flander Oy, which has an inventory of manufactured IRMA devices, as required to fulfill orders for sales of our IRMA devices. We anticipate that revenues from sales will exceed the costs of purchasing IRMA devices. However, if sales of IRMA devices increase to the point where Flander Oy’s inventory is depleted, or if we otherwise determine to commence manufacturing to fulfill orders, then we anticipate that we would incur an upfront expense of approximately $68,000 in order to manufacture the minimum initial run of 300 IRMA devices. This expense would be incurred prior to any revenues being achieved.

As at September 30, 2005, we had cash reserves of $122,913 and a working capital deficiency of $40,737. On November 30, 2005, we converted $90,000 of loans outstanding as of September 30, 2005 into common stock, thereby reducing our current liabilities by $90,000. As at March 31, 2006, we had cash reserves of $48,873 and a working capital deficiency of $99,919. We anticipate that our planned expenditures over the next twelve months in the amount of $198,000 will exceed our cash reserves and working capital plus the amount that we anticipate deriving from sales of our IRMA devices. We presently have sufficient cash to fund our operations for the next three months. We anticipate that we will require financing the amount of approximately $250,000 in order to carry out our plan of operations for the next twelve months.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate revenues that exceed our operating costs. We anticipate based on our current cash and working capital and our planned expenses that we will be able to continue our plan of operations over the next three months without additional financing. We believe that we will require additional financing in order to commercialize our InfraBlue Technology and the IRMA device in order to earn revenues that exceed our operating expenses. We believe that debt financing will not be an alternative for funding of our planned activities as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or debt financings that are convertible into shares of our common stock. We do not have any other financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we may not be able to continue our plan of operations beyond the next three months and our business plan will fail. If we do not continue to obtain additional financing, we will be forced to abandon our plan of operations and our business activities.

Presentation of Financial Information

Effective August 31, 2005, we acquired 100% of the issued and outstanding shares of InfraBlue UK by issuing 12,000,000 shares of our common stock. Notwithstanding its legal form, our acquisition of InfraBlue UK has been accounted for as a reverse acquisition, since the acquisition resulted in the former shareholders of InfraBlue UK owning the majority of our issued and outstanding shares. Because Tomi Holdings Inc. (now InfraBlue (US) Inc.) was a newly incorporated company with nominal net non-monetary assets, the acquisition has been accounted for as an issuance of stock by InfraBlue UK accompanied by a recapitalization. Under the rules governing reverse acquisition accounting, the results of operations of InfraBlue (US) Inc. are included in our consolidated financial statements effective August 31, 2005. Our date of inception is the date of inception of InfraBlue UK, being February 18, 2004, and our financial statements are presented with reference to the date of inception of InfraBlue UK. Financial information relating to periods prior to August 31, 2005 is that of InfraBlue UK.

Critical Accounting Policies

Development Stage Company

We are a development stage company as defined by Financial Accounting Standards No. 7. We are presently devoting all of our present efforts to establish a new business. All losses accumulated since inception have been considered as part of our development stage activities.

Revenue Recognition

We recognize revenue from sales of our IRMA devices when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable and collection is reasonably assured.

Foreign Currency Translations

Our functional currency is pounds sterling (“£”). Our reporting currency is the U.S. dollar. All transactions initiated in other currencies are translated into U.S. dollars as follows:

(i)	assets and liabilities at the rate of exchange in effect at the balance sheet date;

(ii)	equity at historical rates; and

(iii)	revenue and expense items at the average rate of exchange prevailing during the period.

Unrealized exchange gains and losses arising from such translations are deferred until realization and are included as a separate component of shareholder’s equity as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized as income in the period when it is realized.

Results Of Operations – Six months Ended March 31, 2006 and 2005

References to the discussion below to fiscal 2006 are to our current fiscal year which will end on September 30, 2006. References to fiscal 2005 and fiscal 2004 are to our fiscal years ended September 30, 2005 and 2004, respectively. References to the first half of fiscal 2006 and fiscal 2005 are to the first six months of fiscal 2006 and 2005, respectively.

			Cumulative from
	Six Months ended	Six Months ended	inception
	March 31, 2006	March 31, 2005	(February 18, 2004)
			to March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$20,899	$5,210	$52,857

Cost of Sales	$15,917	$3,382	$39,607

Gross Profit	$4,982	$1,828	$13,250

General and Administrative Expenses

Intellectual Property	$2,500,000	Nil	$2,500,000

Salaries and Wages	$32,101	$37,868	$133,133

Accounting and Auditing	$76,111	$5,449	$137,595

Marketing and Promotion	$2,932	$21,068	$40,159

Legal	$23,733	$1,168	$40,723

Rent	$5,253	$5,637	$20,867

Office and Information	$899	$5,746	$10,437

Technology

Sub-contractors	Nil	$5,637	$5,551

Filing Fees	$5,015	Nil	$5,015

			Cumulative from
	Six Months ended	Six Months ended	inception
	March 31, 2006	March 31, 2005	(February 18, 2004)
			to March 31, 2006

Development	Nil	Nil	$3,399

Travel	$176	$1,347	$2,414

Consulting	$2,125	Nil	$2,125

Depreciation	$621	$627	$2,037

Test Equipment	$1,233	Nil	$1,233

Interest and Bank	$2,529	Nil	$2,529

Charges

Other Income (Expense)

Interest Expense	$(40)	$283	$(380)

Foreign Exchange Loss	$(598)	$(153)	$(1,160)

Loss for the Period	$(2,648,384)	$(82,589)	$(2,895,507)

Revenue

Our sales are comprised of sales of our IRMA devices.

We experienced our initial sales of our IRMA devices during fiscal 2005. We sold 74 devices during this period.

We continued to earn revenues from sales of our IRMA devices during the first half of 2006. Our revenues increased to $20,899 for the first half of fiscal 2006. We sold 44 IRMA devices during this period.

Cost of Sales

Cost of sales is comprised of amounts that we have paid to Flander Oy for purchase of IRMA devices for resale.

Increased cost of sales of $15,917 during the first half of 2006 from $3,382 during the first half of fiscal 2005 and reflected our initial sales during these periods.

Gross Profit

Our gross profit during the first half of fiscal 2006 was $4,982 or 23.8% of sales, compared to $1,828 or 35.0% of sales during the first half of fiscal 2005.

Salaries and Wages

Salaries and wages are primarily comprised of salary paid to Mitchell Johnson, our sole executive officer and employee.

Salaries and wages decreased to $32,101 during the first half of fiscal 2006 from $37,868 during the first half of fiscal 2005. The reduction in salaries and wages for the first half of fiscal 2006 compared to the first half of fiscal 2005 resulted primarily from the fact that no shares were issued during the first half fiscal 2006 to Mr. Johnson under his compensation agreement, whereas compensation shares had been issued during the first half of fiscal 2005. The decrease was also attributable to a decrease in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Accounting and auditing expenses increased during the first half of fiscal 2006 compared to the first half of fiscal 2005 as a result of our completing our audited annual and unaudited interim financial statements prepared in connection with the filing of a registration statement with the SEC.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the completion of our corporate reorganization and our filing a registration statement with the SEC and becoming a reporting company under the Securities Exchange Act of 1934.

Legal expenses increased during the first half of fiscal 2006 compared to the first half of fiscal 2005 as a result of our completing our corporate reorganization and preparing and filing of a registration statement with the SEC .

Office and Information Technology

Office and information technology expenses are attributable to purchase of products including demonstration equipment, test equipment, competitor analysis and business machines.

Office and information technology expenses declined significantly during the first half of fiscal 2006 as compared with the first half of fiscal 2005 as we had completed development of our IRMA devices and are now selling IRMA devices.

Rent

Rent expense was attributable to amounts paid to Outlander Management on account of our rent of share office premises in London, England. This contract was replaced with our agreement with Azuracle in May 2005.

Intellectual Property

We expensed the intellectual property acquired in the first quarter of fiscal 2006 due to our determination that the cost of the intellectual property purchased during the current fiscal year does not meet the criteria for capitalization as set out in SFAS No. 86.

Loss from Operations

Our loss from operations increased during the first half of fiscal 2006 compared to the first half of fiscal 2005 as a result of our increased business activity, consisting primarily of business development and marketing efforts that resulted in the initial sales of our IRMA devices. We also incurred significant legal, accounting and auditing expenses during the year in connection with the reorganization of our business. Our loss from operations for the first half of fiscal 2006 also increased significantly from the first half of fiscal 2005 due to our intellectual property expense realized during this period.

Liquidity and Financial Resources

We had cash of $122,913 and working capital deficit of $40,737 as at September 30, 2005, compared to cash of $Nil and a working capital deficit of $58,644 at September 30, 2004. Subsequent to the fiscal year end, we converted $90,000 of loans outstanding as of September 30, 2005 into common stock, thereby reducing our current liabilities by $90,000. As at March 31, 2006, we had cash reserves of $48,873 and a working capital deficiency of $99,919.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $198,000, as outlined above under the heading “Plan of Operations”. While this amount will be offset by any gross profits that we earn from sales of our IRMA devices, we anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently have sufficient cash to fund our operations for the next three months. However, we anticipate that we will require additional financing in order to enable us to sustain our operations for the next twelve months, as outlined above.

Cash used in Operating Activities

We used cash of $167,808 in operating activities during the first half of fiscal 2006 compared to cash used of $68,619 in operating activities during the first half of 2005.

We have applied cash generated from our financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first half of fiscal 2006 compared to cash used of $2,091 in investing activities during the first half of 2005.

Cash used in investing activities during the first half of fiscal 2006 was attributable to purchases of equipment.

Cash from Financing Activities

We generated cash of $96,820 from financing activities during the first half of fiscal 2006 compared to cash of $124,913 generated from activities during the first half of 2005.

Cash generated from financing activities during the first half of fiscal 2006 was attributable to the sale of convertible promissory notes to two investors in the aggregate principal amount of $100,500 in March 2006. Each convertible note will be for a two year term from the date of advance and will bear interest at an interest rate equal to the prime rate of interest for U.S. banks as published in Money Rates Column of the Money and Investing Section of The Wall Street Journal from time to time. Each investor will have the right at any time commencing on the date of the quotation of our common stock on the NASD Over-the-Counter Bulletin Board and ending on the maturity date to convert the outstanding principal and accrued interest on each convertible loan into units at a conversion rate of $0.25 US per unit. Each unit to be issued upon conversion will be comprised of one share of our common stock and one warrant to purchase one additional share of our common stock.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

PART II – OTHER INFORMATION

Item 1.                Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We entered into a convertible loan subscription agreement with an investor pursuant to which the investor advanced $50,000 to us on February 22, 2006. In accordance with our obligations under the subscription agreement, we have issued a convertible promissory note to the investor in the principal amount of the advance, which principal amount is repayable on the two year anniversary of the date of advance and bears interest at an interest rate equal to the prime rate of interest for U.S. banks as published in Money Rates Column of the Money and Investing Section of The Wall Street Journal from time to time. The investor will have the right at any time commencing on the date of the quotation of our common stock on the NASD Over-the-Counter Bulletin Board and ending on the maturity date to convert the outstanding principal and accrued interest on the loan into units at a conversion rate of $0.25 US per unit. Each unit to be issued upon conversion will be comprised of one share of our common stock and one warrant to purchase one additional share of our common stock. Each warrant will be exercisable for a one year period from the date of issuance at a price of $0.50 per share. We completed this offering pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. The sale of the convertible loan was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) the investor was outside of the United States at the time the offer to purchase the convertible loan was made; and (ii) at the time the subscription agreement for the convertible loan was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. The investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. The investor represented its intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends will be affixed to the convertible promissory note evidencing the loan to be issued to the investor in accordance with Regulation S confirming that the note cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We have agreed to use our best efforts to prepare and file with the SEC, as early as possible following the quotation of our common stock on the NASD Over-the-Counter Bulletin Board in the United States, and in no event later than one hundred and eighty (180) days following the date of advance of the convertible loan, a registration statement under the Securities Act covering the resale of shares issuable to the investors upon conversion of the convertible notes and the warrant shares issuable upon exercise of the warrants.

We entered into a convertible loan subscription agreement with an investor pursuant to which the investor advanced $50,500 to us on March 13, 2006. In accordance with our obligations under the subscription agreement, we have issued a convertible promissory note to the investor in the principal amount of the advance, which principal amount is repayable on the two year anniversary of the date of advance and bears interest at an interest rate equal to the prime rate of interest for U.S. banks as published in Money Rates Column of the Money and Investing Section of The Wall Street Journal from time to time. The investor will have the right at any time commencing on the date of the quotation of our common stock on the NASD Over-the-Counter Bulletin Board and ending on the maturity date to convert the outstanding principal and accrued interest on the loan into units at a conversion rate of $0.25 US per unit. Each unit to be issued upon conversion will be comprised of one share of our common stock and one warrant to purchase one additional share of our common stock. Each warrant will be exercisable for a one year period from the date of issuance at a price of $0.25 per share. We completed this offering pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. The sale of the convertible loan was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) the investor was outside of the United States at the time the offer to purchase the convertible loan was made; and (ii) at the time the subscription agreement for the convertible loan was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. The investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. The investor represented its intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends will be affixed to the convertible promissory note evidencing the loan to be issued to the investor in accordance with Regulation S confirming that the note cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We have agreed to use our best efforts to prepare and file with the SEC, as early as possible following the quotation of our common stock on the NASD Over-the-Counter Bulletin Board in the United States, and in no event later than one hundred and eighty (180) days following the date of advance of the convertible loan, a registration statement under the Securities Act covering the resale of shares issuable to the investors upon conversion of the convertible notes and the warrant shares issuable upon exercise of the warrants.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the six months ended March 31, 2006.

Item 5.                Other Information

None

Item 6.                Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation

Exhibit Number	Description of Exhibit
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(1)	By-Laws
10.1(1)	Agency Agreement dated March 30, 2004 among HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited, MIR Technologies LLC and InfraBlue Ltd.
10.2(1)	Employment Agreement between InfraBlue Ltd. and Mitchell Johnson dated April 1, 2004
10.3(1)	Letter Agreement dated April 1, 2004 confirming Mitchell Johnson’s appointment as a director of InfraBlue Ltd.
10.4(1)	Letter Agreement dated July 20, 2004 amending the Letter Agreement between InfraBlue Ltd. and Mitchell Johnson dated April 1, 2004
10.5(1)	Loan Agreement dated October 4, 2004 between InfraBlue Ltd. and PublicLock Inc.
10.6(1)	Debenture between InfraBlue Ltd., as issuer, and PublicLock Inc., as holder, dated October 4, 2004
10.7(1)	Debt Settlement Agreement dated April 28, 2005 between InfraBlue Ltd. and PublicLock Inc.
10.8(1)	Share Exchange Agreement dated May 23, 2005, as amended, among Tomi Holdings Inc., InfraBlue Ltd. and the stockholders of InfraBlue Ltd.
10.9(1)	Intellectual Property Purchase Agreement dated November 1, 2005 between InfraBlue (US) Inc. and PublicLock Inc.
10.10(1)	Debt Conversion Agreement dated November 30, 2005 between Tomi Holdings Inc. and Overseas Investments and Finance Limited
10.11(1)	Debt Conversion Agreement dated November 30, 2005 between Tomi Holdings Inc. and Starfield Holdings Group Ltd.
10.12(1)	Termination and Release Agreement dated November 30, 2005 among HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited, MIR Technologies LLC and InfraBlue Ltd.
10.13(2)	Administration Services Agreement dated May 1, 2005 between Infrablue Ltd. and Azuracle Limited
10.14(3)	Form of Regulation S Subscription Agreement for Convertible Notes
31.1(4)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1(4)

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s registration statement on Form SB-2 filed with the SEC on December 16, 2005
(2)	Filed as an exhibit to the Amendment No. 1 to Form SB-2 filed with the SEC on February 10, 2006.
(3)	Filed as an exhibit to the Amendment No. 2 to Form SB-2 filed with the SEC on March 21, 2006.
(4)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFRABLUE (US) INC.

By:	/s/ Mitchell Johnson
Mitchell Johnson
Chief Executive Officer and Chief Financial Officer
Date: May 12, 2006