Form 10QSB
period 2006-06-30
INFRABLUE (US) INC.
filed 2006-08-14
CIK 1343465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2006

[           ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _____to _____

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 28,065,800 shares of common stock as of August 10, 2006.

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

INFRABLUE (US) INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
June 30, 2006

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited condensed consolidated interim financial statements of Infrablue (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Interim Consolidated Balance Sheets as at June 30, 2006 (unaudited) and September 30, 2005 (audited)	F-2

Interim Consolidated Statements of Changes in Stockholders’ Deficiency for the period from incorporation (February 18, 2004) to June 30, 2006	F-3

Interim Consolidated Statements of Operations for the three months and nine months ended June 30, 2006 and 2005 and for the period from incorporation (February 18, 2004) to June 30, 2006	F-4

Interim Consolidated Statements of Cash Flows for the nine months ended June 30, 2006 and 2005 and for the period from incorporation (February 18, 2004) to June 30, 2006	F-5

Notes to Interim Consolidated Financial Statements	F-6

INFRABLUE (US) INC.

(Formerly Tomi Holdings Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

US FUNDS

(Unaudited)

Infrablue (US) Inc.	Statement 1
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Balance Sheet
US Funds

	As at	As at
	June 30,	September 30,
	2006	2005
ASSETS	(Unaudited)	(Audited)
Current
Cash	$28,490	$122,913
Accounts Receivable	14,859	11,259
Inventory	14,646	4,629
	57,995	138,801

Property and Equipment (Note 3)	1,537	2,476
	$59,532	$141,277

LIABILITIES
Current
Accounts payable	$39,411	$15,551
Accrued liabilities	35,416	58,744
Accrued interest (Note 5)	2,378	599
Promissory notes payable (Note 5)	100,500	90,000
Due to related parties (Note 7)	24,478	14,644
	202,183	179,538
Going Concern (Note 1)

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock
Authorized: 100,000,000 shares with $0.001 par value
Issued and fully paid: 28,065,800 (September 30, 2005 –
17,705,800) - Statement 2 (Note 6)	28,066	17,706
Additional paid-in capital - Statement 2 (Note 6)	2,776,256	194,983
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued and fully paid: Nil		-
Accumulated Comprehensive Loss - Statement 2	(6,063)	(3,827)
Deficit – Accumulated during the development stage – Statement 2	(2,940,910)	(247,123)
	(142,651)	(38,261)
	$59,532	$141,277

- See Accompanying Notes -

Infrablue (US) Inc.	Statement 2
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
US Funds
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Accumulated	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Gain (Loss)	Deficiency

Shares issued for cash at $0.003 per
share – April 30, 2004	4,366,265	$4,366	$9,027	$-	$-	$13,393
Shares issued for consulting at
$0.003 per share - August 1, 2004	236,143	236	497	-	-	733
Loss for the period	-	-	-	(72,327)	-	(72,327)
Foreign currency translation
adjustment	-	-	-	-	477	477
Balance - September 30, 2004 –
Issued	4,602,408	4,602	9,524	(72,327)	477	(57,724)
Shares allotted for consulting at
$0.003 per share - issued on
November 2, 2004	236,143	236	498	-	-	734
Balance - September 30, 2004 - Issued
and allotted	4,838,551	4,838	10,022	(72,327)	477	(56,990)
Shares issued for consulting at
$0.003 per share - February 2, 2005	236,143	236	498	-	-	734
Shares issued for consulting at
$0.003 per share - April 28, 2005	708,439	709	1,660	-	-	2,369
Shares issued for debt at $0.026 per
share – April 28, 2005	6,216,867	6,217	152,848	-	-	159,065
Loss for the period	-	-	-	(118,462)	-	(118,462)
Foreign currency translation
adjustment	-	-	-	-	(5,488)	(5,488)

Balance - August 31, 2005
- Issued before acquisition	12,000,000	12,000	165,028	(190,789)	(5,011)	(18,772)
Acquisition of Infrablue Ltd.
- Recapitalization (Note 1)	5,705,800	5,706	29,955	-	-	35,661

Balance - August 31, 2005
- Issued post acquisition	17,705,800	17,706	194,983	(190,789)	(5,011)	16,889
Loss for the period	-	-	-	(56,334)	-	(56,334)
Foreign currency translation
adjustment	-	-	-	-	1,184	1,184

Balance - September 30, 2005	17,705,800	17,706	194,983	(247,123)	(3,827)	(38,261)
Shares issued for debt at $0.25 per
share – November 30, 2005
(Note 5c)	360,000	360	91,273	-	-	91,633
Shares issued for intellectual
property at $0.25 per share –
November 30, 2005 (Note 4)	10,000,000	10,000	2,490,000	-	-	2,500,000
Loss for the period	-	-	-	(2,693,787)	-	(2,693,787)
Foreign currency translation
adjustment	-	-	-	-	(2,236)	(2,236)
Balance – June 30, 2006	28,065,800	$28,066	$2,776,256	$(2,940,910)	$(6,063)	$(142,651)

- See Accompanying Notes -

Infrablue (US) Inc.	Statement 3
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Operations
US Funds
(Unaudited)

	For the	For the	For the	For the	From
	Nine Months	Three Months	Nine Months	Three Months	Incorporation
	Ended	Ended	Ended	Ended	(February 18,
	June 30,	June 30,	June 30,	June 30,	2004)
	2006	2006	2005	2005	to 2006
Sales	$31,630	$10,731	$16,297	$11,087	$63,588
Cost of Sales	23,450	7,533	12,727	9,345	47,140
Gross Profit	8,180	3,198	3,570	1,742	16,448
General and Administrative
Expenses
Intellectual property
(Note 4)	2,500,000	-	-	-	2,500,000
Accounting and auditing	96,047	19,936	9,443	3,994	157,531
Legal	41,428	17,695	1,351	183	58,418
Salaries and wages	29,877	(2,224)	59,485	21,617	130,909
Rent	7,992	2,739	6,551	914	23,606
Filing Fees	6,235	1,220	-	-	6,235
Development	6,082	6,082	-	-	9,481
Marketing and promotion	2,974	42	24,594	3,526	40,201
Consulting	2,125	-	-	-	2,125
Test equipment	1,419	186	-	-	1,419
Office and information
technology	1,291	392	6,799	1,053	10,829
Interest and bank charges	1,126	(1,403)	115	115	1,126
Depreciation	939	318	954	327	2,355
Travel	214	38	2,068	721	2,452
Sub-contractors	-	-	5,615	(22)	5,551
	2,697,749	45,021	116,975	32,428	2,952,238
Other Expenses
Interest income (expense)	(3,433)	(41,823)	602	(30,686)	(3,773)
Foreign exchange loss	(785)	(187)	(357)	(204)	(1,347)
Loss for the Period	$(2,693,787)	(45,403)	$(113,160)	(30,571)	$(2,940

Loss per Share – Basic and
Diluted	$(0.10)	(0.00)	$(0.02)	$(0.00)

Weighted Average Shares
Outstanding	25,750,928	28,065,800	6,537,037	9,869,136

Comprehensive Loss
Loss for the period	$(2,693,787)	(41,823)	$(113,160)	(30,571)	$(2,940,910)
Foreign currency
translation adjustment	(2,236)	816	(4,773)	(2,086)	(6,063)
Total Comprehensive Loss
for the Period	$(2,696,023)	(44,587)	$(117,933)	(32,657)	$(2,946,973)

Comprehensive Loss per
Share	$(0.10)	(0.00)	$(0.02)	$(0.00)

- See Accompanying Notes -

Infrablue (US) Inc.	Statement 4
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
US Funds
(Unaudited)

			From
	For the Nine	For the Nine	Incorporation
	Months Ended	Months Ended	(February 18, 2004)
	June 30,	June 30,	to June 30,
	2006	2005	2006
Operating
Loss for the period	$(2,693,787)	$(113,160)	$(2,940,910)
Items not involving an outlay of cash:
Depreciation	939	954	2,355
Shares for consulting services	-	3,103	4,570
Accrued interest	3,412	-	4,011
Shares for intellectual property	2,500,000	-	2,500,000
Changes in non-cash working capital
items:
Accounts receivable	(3,600)	(5,126)	(14,859)
Inventory	(10,017)	(5,896)	(14,646)
Accounts payable	23,860	9,547	39,411
Accrued liabilities	(23,328)	1,777	25,389
	(202,521)	(108,801)	(394,679)

Investing
Acquisition of property and equipment	-	(2,090)	(3,892)
Cash acquired on purchase of Tomi
Holdings Inc.	-	-	135,688
	-	(2,090)	131,796

Financing
Promissory notes	100,500	-	100,500
Loan from related party	-	159,065	159,065
Amounts due to related party	9,834	(21,083)	24,478
Share issuances for cash	-	-	13,393
	110,334	137,982	297,436

Effect of exchange rate changes on cash	(2,236)	(4,773)	(6,063)

Net Increase (Decrease) in Cash	(94,423)	22,318	28,490
Cash – Beginning of period	122,913	-	-
Cash – End of Period	$28,490	$22,318	$28,490

Income Taxes Paid	$-	$-	$-
Interest Paid	$(40)	$-	$(5)

Please refer to Note 11 for the supplemental schedule of non-cash investing and financing transactions.

- See Accompanying Notes -

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
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

The Company as at June 30, 2006, has the rights for the sale of a Bluetooth software and device, known as IRMA Bluetooth. This product is used by mobile professionals for connecting Smart Phones or personal digital assistants (“PDA’s”) to a projector or other type of presentation equipment.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
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

Going Concern and Liquidity Considerations

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2006, the Company has a working capital deficiency of $144,188, an accumulated deficit of $2,940,910 and has incurred an accumulated operating cash flow deficit of $394,679. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.

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
June 30, 2006
US Funds
(Unaudited)

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
June 30, 2006
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

3.	Property and Equipment

Details are as follows:

			Net Book Value
		Accumulated	June 30,
	Cost	Depreciation	2006
Office and computer equipment	$3,894	$2,357	$1,537

			Net Book Value
		Accumulated	September 30,
	Cost	Depreciation	2005
Office and computer equipment	$3,892	$1,416	$2,476

4.	Agency Exploitation Agreement

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

The purchase of the intellectual property was pursuant to an agreement dated November 1, 2005, whereby the Company acquired from its majority stockholder, the Infrablue Technology by issuing 10,000,000 common shares. The Infrablue Technology is comprised of a suite of software programs and a computer peripheral device that enables users to make presentations wirelessly, directly from a personal digital assistant (“PDA”) or mobile smartphone to a projector. The value assigned was $2,500,000, being equal to the most recent share transaction of the Company at $0.25 per share. This amount was expensed, as it does not meet the criteria for capitalization as set out in SFAS No. 86.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
US Funds
(Unaudited)

5.	Promissory Notes Payable

a)

During the current period, the Company issued a convertible promissory note ("Note") for $50,000 to an unrelated third party. The Note bears interest at the US bank prime rate compounded annually and the principal and accrued interest on the Note are due and payable on February 16, 2008. The holder of the Note will have the right to convert the principal and accrued interest into units of the Company at a conversion rate of $0.25 per unit. Each unit is comprised of one share ("Share") of common stock of the Company and one share purchase warrant ("Warrant"). Each Warrant entitles the holder to purchase one additional Share ("Warrant Share") at a price of $0.50 per Warrant Share, for a period of one year following the conversion date. As of June 30, 2006, the Company has accrued $1,281 in related interest (September 30, 2005 – $Nil).

b)

During the current period, the Company issued a convertible promissory note ("Note") for $50,500 to an unrelated third party. The Note bears interest at the US bank prime rate compounded annually and the principal and accrued interest on the Note are due and payable on February 16, 2008. The holder of the Note will have the right to convert the principal and accrued interest into units of the Company at a conversion rate of $0.25 per unit. Each unit is comprised of one share ("Share") of common stock of the Company and one share purchase warrant ("Warrant"). Each Warrant entitles the holder to purchase one additional Share ("Warrant Share") at a price of $0.25 per Warrant Share, for a period of one year following the conversion date. As of June 30, 2006, the Company has accrued $1,097 in related interest (September 30, 2005 – $Nil).

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

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
US Funds
(Unaudited)

6.	Capital Stock - Continued

	e)	On November 30, 2005, the Company issued 360,000 common shares at $0.25 per share in full settlement of the $90,000 promissory notes payable and related interest of $1,633 (Note 5c).

f)

On November 30, 2005, the Company issued 10,000,000 common shares to acquire the Infrablue Technology from a related party. The value assigned was $2,500,000, being equal to the most recent share transaction of the Company at $0.25 per share (Note 4).

There were no warrants or stock options granted during the current period and none were outstanding as at June 30, 2006 and September 30, 2005.

7.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

a)

The amounts due to related parties of $24,478 (September 30, 2005 - $14,644) are non-interest bearing and due on demand. Included in due to related parties are $6,549 (September 30, 2005 - $3,413) with a shareholder of the Company and $7,031 (September 30, 2005 - $6,824), and $10,898 (September 30, 2005 - $4,407), owing to two separate companies with a director in common with a corporate shareholder of the Company.

b)

By employment agreement dated April 1, 2004 and amended July 20, 2004, the Company agreed to pay the Managing Director $51,618 (GBP28,000) per annum plus 236,143 common shares every three months to a maximum of 1,416,868 shares. During the period, $28,867 (June 30, 2005 - $51,672) was paid to the Managing Director, of which $28,867 (June 30, 2005 - $54,726) was in cash and $Nil (June 30, 2005 - $3,055) was from the issuance of Nil (June 30, 2005 – 944,582) shares.

	c)	During the current period, the Company paid or accrued the following fees:

i)

$Nil (June 30, 2005 - $5,241) for accounting; $Nil (June 30, 2005 - $1,310) for legal; $Nil (June 30, 2005 - $2,808) for marketing and promotion; $Nil (June 30, 2005 - $6,551) for rent; $Nil (June 30, 2005 - $4,586) for office to a company that is a corporate shareholder of the Company; and

		ii)	$7,992 (June 30, 2005 - $Nil) for rent to a company with a director in common with a corporate shareholder of the Company.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
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

9.	Segmented Information

Details on a geographic basis as at June 30, 2006 are as follows:

	Western
	Europe	U.S.A.	Total
Assets	$59,531	$1	$59,532
Revenue	$31,630	$-	$31,630
Loss for the period	$(66,363)	$(2,627,424)	$(2,693,787)

Details on a geographic basis as at September 30, 2005 are as follows:

	Western
	Europe	U.S.A.	Total
Assets	$37,455	$103,822	$141,277
Revenue	$31,958	$-	$31,958
Loss for the year	$(156,724)	$(18,072)	$(174,796)

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
US Funds
(Unaudited)

10.	Income Taxes

The Company has incurred non-capital losses for UK tax purposes of approximately $295,000, which may be carried forward indefinitely and used to reduce taxable income of future years. The Company also had accumulated net operating losses for U.S. federal income tax purposes of approximately $191,000, which may be carried forward until 2026 and used to reduce taxable income of future years.

Details of future income tax assets:

	June 30,	September 30,
Future income tax assets:	2006	2005
Net operating losses	$486,000	$292,000
Effective US and UK corporate tax rates	31%	31%
Non-capital tax loss	153,000	90,000
Valuation allowance	(153,000)	(90,000)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

11.	Non-Cash Transactions

The following is a schedule of non-cash investing and financing transactions:

			From
	For the Nine	For the Nine	Incorporation
	Months Ended	Months Ended	(February 18, 2004)
	June 30,	June 30,	to June 30,
	2006	2005	2006
Transactions:
Shares issued for acquisition of
Infrablue Ltd.	$-	$-	$35,661
Shares issued to related party for debt	$-	$159,065	$159,065
Shares issued for consulting services	$-	$3,103	$4,570
Shares issued for intellectual property	$2,500,000	$-	$2,500,000
Shares issued for debt	$91,633	$-	$91,633
Acquisition of Assets and Liabilities of
Tomi Holdings Inc.:
Due from Infrablue	$-	$-	$9,294
Accrued liabilities	$-	$-	$10,027
Promissory notes payable	$-	$-	$90,000

Item 2. Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended June 30, 2006 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended June 30, 2006.

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

As at September 30, 2005, we had cash reserves of $122,913 and a working capital deficiency of $40,737. On November 30, 2005, we converted $90,000 of loans outstanding as of September 30, 2005 into common stock, thereby reducing our current liabilities by $90,000. As at June 30, 2006, we had cash reserves of $28,490 and a working capital deficiency of $144,188. We anticipate that our planned expenditures over the next twelve months in the amount of $198,000 will exceed our cash reserves and working capital plus the amount that we anticipate deriving from sales of our IRMA devices. We presently have sufficient cash to fund our operations for less than two months. We anticipate that we will require financing the amount of approximately $250,000 in order to carry out our plan of operations for the next twelve months.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate revenues that exceed our operating costs. We anticipate based on our current cash and working capital and our planned expenses that we will be able to continue our plan of operations over the next two months without additional financing. We believe that we will require additional financing in order to commercialize our InfraBlue Technology and the IRMA device in order to earn revenues that exceed our operating expenses. We believe that debt financing will not be an alternative for funding of our planned activities as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or debt financings that are convertible into shares of our common stock. We do not have any other financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we may not be able to continue our plan of operations beyond the next two months and our business plan will fail. If we do not continue to obtain additional financing, we will be forced to abandon our plan of operations and our business activities.

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

Results Of Operations – Nine months Ended June 30, 2006 and 2005

References to the discussion below to fiscal 2006 are to our current fiscal year which will end on September 30, 2006. References to fiscal 2005 and fiscal 2004 are to our fiscal years ended September 30, 2005 and 2004, respectively.

	Nine months	Three months	Nine months	Three months	Cumulative from
	ended	ended	ended June 30,	ended	inception
	June 30, 2006	June 30,	2005	June 30,	(February 18, 2004)
		2006		2005	to June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$31,630	$10,731	$16,297	$11,087	$63,588
Cost of Sales	$23,450	$7,533	$12,727	$9,345	$47,140
Gross Profit	$8,180	$3,198	$3,570	$1,742	$16,448
General and Administrative
Expenses
Intellectual Property	$2,500,000	NIL	NIL	NIL	$2,500,000
Salaries and Wages	$29,877	($2,224)	$59,485	$21,617	$130,909
Accounting and Auditing	$96,047	$19,936	$9,443	$3,994	$157,531
Marketing and Promotion	$2,974	$42	$24,594	$3,526	$40,201
Legal	$41,428	$17,695	$1,351	$183	$58,418
Rent	$7,992	$2,739	$6,551	$914	$23,606
Office and Information	$1,291	$392	$6,799	$1,053	$10,829
Technology
Sub-contractors	NIL	NIL	$5,615	($22)	$5,551
Filing Fees	$6,235	$1,220	NIL	NIL	$6,235

	Nine months	Three months	Nine months	Three months	Cumulative from
	ended	ended	ended June 30,	ended	inception
	June 30, 2006	June 30,	2005	June 30,	(February 18, 2004)
		2006		2005	to June 30, 2006
Development	$6,082	$6,082	NIL	NIL	$9,481
Travel	$214	$38	$2,068	$721	$2,452
Consulting	$2,125	NIL	NIL	NIL	$2,125
Depreciation	$939	$318	$954	$327	$2,355
Test Equipment	$1,419	$186	NIL	NIL	$1,419
Interest and Bank	$1,126	($1,403)	$115	$115	$1,126
Charges
Other Income (Expense)
Interest Expense	($3,433)	($41,823)	$602	($30,686)	($3,773)
Foreign Exchange Loss	($785)	($187)	($357)	($204)	($1,347)
Loss for the Period	($2,693,787)	($45,403)	($113,160)	($30,571)	($2,940,910)

Revenue

Our sales are comprised of sales of our IRMA devices.

We experienced our initial sales of our IRMA devices during fiscal 2005. We sold 74 devices during this period.

We continued to earn revenues from sales of our IRMA devices during the first nine months of 2006. Our revenues increased to $31,603 for the first nine months ended June 30, 2006 while it decreased to $10,731 for the three months ended June 30, 2006. We sold 109 IRMA devices during the first nine months of fiscal year 2006.

Cost of Sales

Cost of sales is comprised of amounts that we have paid to Flander Oy for purchase of IRMA devices for resale.

Cost of sales increased to $23,450 during the first nine months of 2006 from $12,727 during the first nine months of fiscal 2005 and reflected our initial sales during these periods. However, our costs of sales during the three months ended June 30, 2006 decreased to $7,533 from $9,345 during the three months ended June 30, 2005.

Gross Profit

Our gross profit during the first nine months of fiscal 2006 was $8,180 or 26% of sales, compared to $3,570 or 22% of sales during the first nine months of fiscal 2005. Our gross profit during the three months ended June 30, 2006 was $3,198 or 30% of sales, compared to $1,742 or 16% of sales during the three months ended June 30, 2005.

Salaries and Wages

Salaries and wages are primarily comprised of salary paid to Mitchell Johnson, our sole executive officer and employee.

Salaries and wages decreased to $29,877 during the first nine months of fiscal 2006 from $59,485 during the first nine months of fiscal 2005. Salaries and wages decreased to $2,224 during the three months ended June 30, 2006 from $21,617 during the three months ended June 30, 2005. The reduction in salaries and wages resulted primarily from the fact that no shares were issued during the first nine months of fiscal 2006 to Mr. Johnson under his compensation agreement, whereas compensation shares had been issued during the first nine months of fiscal 2005. The decrease was also attributable to a decrease in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Accounting and auditing expenses increased during the three and nine month periods ended June 30, 2006 compared to the comparable periods of fiscal 2005 as a result of our completing our audited annual and unaudited interim financial statements prepared in connection with the filing of a registration statement with the SEC.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the completion of our corporate reorganization and our filing a registration statement with the SEC and becoming a reporting company under the Securities Exchange Act of 1934.

Legal expenses increased during the three and nine month periods ended June 30, 2006 compared to the comparable periods of fiscal 2005 as a result of our completing our corporate reorganization and preparing and filing of a registration statement with the SEC .

Office and Information Technology

Office and information technology expenses are attributable to purchase of products including demonstration equipment, test equipment, competitor analysis and business machines.

Office and information technology expenses declined significantly during the three and nine month periods ended June 30, 2006 compared to the comparable periods of fiscal 2005 as we had completed development of our IRMA devices and are now selling IRMA devices.

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

Loss from Operations

Our loss from operations increased during the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 as a result of our increased business activity, consisting primarily of business development and marketing efforts that resulted in the initial sales of our IRMA devices. We also incurred significant legal, accounting and auditing expenses during the year in connection with the reorganization of our business. Our loss from operations for the first nine months of fiscal 2006 also increased significantly from the first nine months of fiscal 2005 due to our intellectual property expense realized during this period.

Liquidity and Financial Resources

We had cash of $122,913 and working capital deficit of $40,737 as at September 30, 2005, compared to cash of $Nil and a working capital deficit of $58,644 at September 30, 2004. Subsequent to the fiscal year end, we converted $90,000 of loans outstanding as of September 30, 2005 into common stock, thereby reducing our current liabilities by $90,000. As at June 30, 2006, we had cash reserves of $28,490 and a working capital deficiency of $144,188.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $198,000, as outlined above under the heading “Plan of Operations”. While this amount will be offset by any gross profits that we earn from sales of our IRMA devices, we anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently have sufficient cash to fund our operations for the next two months. However, we anticipate that we will require additional financing in order to enable us to sustain our operations for the next twelve months, as outlined above.

Cash used in Operating Activities

We used cash of $202,521 in operating activities during the first nine months of fiscal 2006 compared to cash used of $108,801 in operating activities during the first nine months of 2005.

We have applied cash generated from our financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first nine months of fiscal 2006 compared to cash used of $2,090 in investing activities during the first nine months of 2005.

Cash used in investing activities during the first nine months of fiscal 2006 was attributable to purchases of equipment.

Cash from Financing Activities

We generated cash of $110,334 from financing activities during the first nine months of fiscal 2006 compared to cash of $137,982 generated from activities during the first nine months of 2005.

Cash generated from financing activities during the first nine months of fiscal 2006 was attributable to the sale of convertible promissory notes to two investors in the aggregate principal amount of $100,500 in March 2006. Each convertible note will be for a two year term from the date of advance and will bear interest at an interest rate equal to the prime rate of interest for U.S. banks as published in Money Rates Column of the Money and Investing Section of The Wall Street Journal from time to time. Each investor will have the right at any time commencing on the date of the quotation of our common stock on the NASD Over-the-Counter Bulletin Board and ending on the maturity date to convert the outstanding principal and accrued interest on each convertible loan into units at a conversion rate of $0.25 US per unit. Each unit to be issued upon conversion will be comprised of one share of our common stock and one warrant to purchase one additional share of our common stock.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Mitchell Johnson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) .

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the fiscal quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended June 30, 2006.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the quarter ended June 30, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the nine months ended June 30, 2006.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(1)	By-Laws
10.1(1)	Agency Agreement dated March 30, 2004 among HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited, MIR Technologies LLC and InfraBlue Ltd.
10.2(1)	Employment Agreement between InfraBlue Ltd. and Mitchell Johnson dated April 1, 2004
10.3(1)	Letter Agreement dated April 1, 2004 confirming Mitchell Johnson’s appointment as a director of InfraBlue Ltd.

Exhibit
Number	Description of Exhibit
10.4(1)	Letter Agreement dated July 20, 2004 amending the Letter Agreement between InfraBlue Ltd. and Mitchell Johnson dated April 1, 2004
10.5(1)	Loan Agreement dated October 4, 2004 between InfraBlue Ltd. and PublicLock Inc.
10.6(1)	Debenture between InfraBlue Ltd., as issuer, and PublicLock Inc., as holder, dated October 4, 2004
10.7(1)	Debt Settlement Agreement dated April 28, 2005 between InfraBlue Ltd. and PublicLock Inc.
10.8(1)	Share Exchange Agreement dated May 23, 2005, as amended, among Tomi Holdings Inc., InfraBlue Ltd. and the stockholders of InfraBlue Ltd.
10.9(1)	Intellectual Property Purchase Agreement dated November 1, 2005 between InfraBlue (US) Inc. and PublicLock Inc.
10.10(1)	Debt Conversion Agreement dated November 30, 2005 between Tomi Holdings Inc. and Overseas Investments and Finance Limited
10.11(1)	Debt Conversion Agreement dated November 30, 2005 between Tomi Holdings Inc. and Starfield Holdings Group Ltd.
10.12(1)	Termination and Release Agreement dated November 30, 2005 among HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited, MIR Technologies LLC and InfraBlue Ltd.
10.13(2)	Administration Services Agreement dated May 1, 2005 between Infrablue Ltd. and Azuracle Limited
10.14(3)	Form of Regulation S Subscription Agreement for Convertible Notes
31.1(4)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1(4)

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the SEC on December 16, 2005
(2)	Filed as an exhibit to the Amendment No. 1 to Form SB-2 filed with the SEC on February 10, 2006.
(3)	Filed as an exhibit to the Amendment No. 2 to Form SB-2 filed with the SEC on March 21, 2006.
(4)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFRABLUE (US) INC.

Date: August 11, 2006	By:	/s/ Mitchell Johnson

Mitchell Johnson
Chief Executive Officer and Chief Financial Officer