Form 10KSB
period 2006-09-30
INFRABLUE (US) INC.
filed 2006-12-29
CIK 1343465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number: 000-51935

INFRABLUE (US) INC.
(Name of small business issuer in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 5.18, 130 Shaftesbury Avenue, London,
England	WID 5EU
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: +44 (0) 20 7031 1189

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer’s revenues for its most recent fiscal year. $34,857

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $2,767,279

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 28,065,800 shares of common stock as of December 27, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

INFRABLUE (US) INC.

Annual report On Form 10-KSB
For The Year Ended
September 30, 2006

INDEX

PART I			5
Item	1.	Description of Business	5
Item	2.	Description of Property	17
Item	3.	Legal Proceedings	17
Item	4.	Submission of Matters to a Vote of Securities Holders	17
PART II – FINANCIAL INFORMATION			18
Item	5.	Market for Common Equity and Related Stockholder Matters	18
Item	6.	Management’s Discussion and Analysis or Plan of Operation	21
Item	7.	Financial Statements	28
Item	8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	29
Item	8A.	Controls and Procedures	29
Item	8B.	Other Information	29
PART III			30
Item	9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	30
Item	10.	Executive Compensation	32
Item	11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	34
Item	12.	Submission of Matters to a Vote of Securities Holders	35
Item	13.	Exhibits	37
Item	14.	Principal Accountant Fees and Services	38

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to achieve commercial levels of sales of our IRMA device, our ability to successfully market our IRMA device, our ability to continue development and upgrades to the IRMA device and our Infrablue technology, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed originally with the Securities and Exchange Commission (the “SEC”) on December 16, 2005, as amended, this annual report on Form 10-KSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1.	Description of Business

Overview

We are the owner of certain proprietary technology that we refer to as the InfraBlue Technology. The InfraBlue Technology is comprised of a suite of software programs and a computer peripheral device known as the IRMA device. Utilizing our InfraBlue software, the IRMA device provides a simple, fast, flexible and secure tool for the delivery of high-quality color presentations stored on mobile smartphones and PDAs. Development of our IRMA devices has been completed and we have achieved sales of 183 IRMA devices to date. We consider this sales number to be a small number of initial sales in relation to the number of sales that we anticipate needing to achieve in order to be profitable. Our key business objective is to increase sales of our IRMA devices through our planned marketing efforts.

Our IRMA devices are small hand-held digital presentation devices that enable users to make Microsoft PowerPoint presentations wirelessly, direct from the user’s PDA or mobile smartphone without the use of a laptop or desk top computer. Each IRMA device is sold with proprietary software that must be installed on the user’s laptop or personal computer running Microsoft Windows. This proprietary software enables the conversion and compression of Microsoft PowerPoint slides to Windows graphical formats and the transfer of the compressed files to the user’s handheld PDA or mobile smartphone. The handheld device then connects to the IRMA device wirelessly using the Bluetooth protocol or infrared technology, depending on the model of the IRMA device. The IRMA device is linked to a data projector or a computer display by a regular VGA (video graphics array) cable. The handheld device can then be used to run the presentation through the IRMA device, without the aid of a laptop computer. The IRMA device can be located up to thirty feet away from the handheld device. The Bluetooth protocol describes the set of wireless communication rules by which all Bluetooth devices must abide in order to establish a link and communicate with one another. The Bluetooth specification is maintained by the Bluetooth Special Interest Group (SIG).

The primary target market for our IRMA devices is the mobile professional who could benefit from highly portable presentation materials, without the need to carry a laptop computer.

Since the incorporation of InfraBlue UK on February 18, 2004, we have undertaken the following activities in furtherance of our business plan to commercialize the IRMA device and our InfraBlue Technology:

(a)

We have expanded the number of operating software systems on which our products function from two operating systems to seven operating systems, and our IRMA devices are now compatible with Pocket PC 2002, Pocket PC 2003, Palm 4.x, Palm 5.x, Nokia Series 60, and Sony Ericsson P series devices.

(b)

We have developed manufacturing relationships, including selecting the most cost effective components and negotiating volume discounts, that have been necessary to enable us to commence the manufacture of our IRMA devices.

(c)	We have started marketing activity with the objective of increasing sales of our IRMA devices and InfraBlue Technology. Activities completed to date have included:

(i)

constructing our website at www.InfraBlue.co.uk providing potential customers with a contact point with the company and a detailed description about the product offering linking the customer to our sales channel;

	(ii)	meeting with prospective clients, manufacturers, distributors and resellers in order to raise awareness of our IRMA devices and demonstrate their effectiveness, with the objective of securing a distribution partner who would be able to distribute our products worldwide; and

(iii)

carrying out marketing activity including press releases, interviews, trade shows, roadshows and demonstrations. We have received coverage in a number of industry- specific trade magazines (including editorials and product reviews), been included in Nokia software links, and have participated in a Hewlett Packard mobility roadshow amongst others.

We have achieved only minimal revenues to date. Accordingly, we are considered a development stage company.

Our Corporate Organization

We were incorporated on April 5, 2005 under the laws of the state of Nevada. On the date of our incorporation, Rebecca Poncini was appointed as our president, secretary, treasurer and sole director. Ms. Poncini participated in the initial private placement of our securities on April 8, 2005, purchasing 500,000 shares at a price of $0.001 per share.

We entered into a letter of intent to acquire all of the issued and outstanding shares of InfraBlue UK on April 18, 2005. The letter of intent contemplated our acquisition of InfraBlue UK subject to our raising a minimum of $200,000 (subsequently reduced by amendment to $125,000). In furtherance of this requirement and in order to enable us to negotiate a definitive share purchase agreement, we completed a private placement of 4,500,000 shares of our common stock at a price of $0.01 per share for proceeds of $45,000 on May 31, 2005.

On May 23, 2005, we entered into a definitive share exchange agreement with InfraBlue UK and the founding shareholders of InfraBlue UK: PublicLock Inc., Outlander Management Ltd. and Mitchell Johnson. The share exchange agreement originally contemplated a closing date of June 30, 2005. The closing date was extended to August 31, 2005 by agreement in order to provide InfraBlue UK with more time to obtain necessary corporate approvals and to provide us with more time to raise the required financing.

We acquired all of the issued and outstanding shares of InfraBlue UK pursuant to the share exchange agreement on August 31, 2005. We issued an aggregate of 12,000,000 shares of our common stock to the shareholders of InfraBlue UK on closing of the acquisition. Mr. Johnson was issued 1,416,867 shares of our common stock in exchange for his shares in InfraBlue UK, PublicLock Inc., one of our major shareholders, was issued 10,004,820 shares of our common stock in exchange for its shares, and Outlander Management was issued 578,313 shares of our common stock in exchange for its shares. Concurrent with closing, InfraBlue UK’s managing director, Mitchell Johnson, was appointed as our sole executive officer and director to replace Ms. Poncini.

We completed an offering of 705,800 shares of our common stock at a price of $0.05 per share on August 31, 2005 for total proceeds of $35,290.

We acquired the InfraBlue Technology on November 30, 2005 pursuant to an asset purchase agreement between us and PublicLock. We issued 10,000,000 shares of our common stock to PublicLock upon completion of the acquisition of this intellectual property. PublicLock paid as consideration 10,000,000 shares of our common stock to the Keydata Technology Partnership 3 LLP as part of its arrangement to acquire a subsidiary of Keydata Technology Partnership 3 LLP, which owned the InfraBlue Technology.

We entered into convertible loan subscription agreements with two investors in March 2006 pursuant to which the investors have advanced a total of $100,500 as convertible loans. The convertible loans are evidenced by convertible promissory notes that we have issued to the investors. Each convertible loan is repayable on the two year anniversary of the date of advance and will bear interest at an interest rate equal to the prime rate of interest for U.S. banks as published in Money Rates Column of the Money and Investing Section of The Wall Street Journal from time to time. Each investor will have the right at any time commencing on the date of the quotation of our common stock on the NASD Over-the-Counter Bulletin Board and ending on the maturity date to convert the outstanding principal and accrued interest on their respective loan into units at a conversion rate of $0.25 US per unit. Each unit to be issued upon conversion will be comprised of one share of our common stock and one warrant to purchase one additional share of our common stock. We have agreed to use our best efforts to prepare and file with the SEC, as early as possible following the quotation of our common stock on the NASD Over-the-Counter Bulletin Board in the United States, and in no event later than one hundred and eighty (180) days following the date of advance of the convertible loan, a registration statement under the Securities Act covering the resale of shares issuable to the investors upon conversion of the convertible notes and the warrant shares issuable upon exercise of the warrants. The registration statement of which this prospectus forms a part does not qualify either the resale of the shares issuable to the investors upon conversion of the convertible notes or the warrant shares issuable upon exercise of the warrants.

Ms. Poncini, Mr. Johnson, PublicLock and Outlander Management are considered promoters of our company, having taken initiative in organizing our current business.

Corporate Organization of Infrablue UK

Incorporation

InfraBlue UK was incorporated in the United Kingdom on February 18, 2004. The founding shareholders of InfraBlue UK were PublicLock Inc., Outlander Management Ltd. and Mitchell Johnson, the managing director of InfraBlue UK and our sole director and officer. PublicLock is a private corporation that is now one of our principal shareholders. Outlander Management is a private corporation that is now one of our shareholders.

The Original InfraBlue UK Agency Agreement

The IRMA device and the InfraBlue Technology were originally developed by Flander Oy in Finland. The intellectual property rights in the InfraBlue Technology and the IRMA device were purchased by PublicLock in September 2003. PublicLock granted licenses to four entities on October 6, 2003, with each entity acquiring rights to exploit the InfraBlue Technology and commercialize the IRMA device in a different territory. On October 13, 2003, PublicLock sold its rights in the InfraBlue Technology and the IRMA device to the Keydata Partnership, subject to the four licenses.

InfraBlue UK entered into an agency agreement on March 30, 2004 with the four licensees. The agency agreement provided InfraBlue UK with a worldwide sublicense to exploit the IRMA device and to use the intellectual property rights to the InfraBlue Technology, including the software that is incorporated into the IRMA devices. InfraBlue UK agreed to use its best efforts to commercially exploit the InfraBlue Technology, in consideration of a payment to be equal to 25% of the gross income, if any, derived from the exploitation of the InfraBlue Technology rights (including the sale of IRMA devices). InfraBlue UK was also required to generate from the exploitation of this technology at least £448,000 ($819,078, based on the foreign exchange rate on March 30, 2004 of $1.8283:£1.0000) of gross income per calendar quarter over the three year term of the agreement. InfraBlue UK was not able to fulfill this requirement.

The four licenses and the agency agreement were terminated on November 30, 2005, upon our acquisition of the InfraBlue Technology, as described below.

Acquisition of the InfraBlue Technology

PublicLock entered into an agreement with the Keydata Partnership dated November 1, 2005 to purchase from Keydata Partnership a wholly-owned subsidiary that then held the intellectual rights in the InfraBlue Technology and the IRMA device. We purchased these intellectual property rights from PublicLock on

November 30, 2005 pursuant to an intellectual property acquisition agreement between us and PublicLock dated November 1, 2005. We issued 10,000,000 shares of our common stock to PublicLock in consideration of these assets. PublicLock in turn paid as consideration 10,000,000 shares of our common stock to the Keydata Partnership in connection with its acquisition of the Keydata Partnership subsidiary with the rights to the InfraBlue Technology and the IRMA device.

Initial Financing of InfraBlue UK

InfraBlue UK’s initial corporate activities were funded by PublicLock. InfraBlue UK entered into a loan agreement dated October 4, 2004 with PublicLock whereby PublicLock agreed to extend a secured loan facility to InfraBlue UK in the maximum amount of £150,000 ($267,405, based on the foreign exchange rate on October 4, 2004 of $1.7827:£1.0000) . The purpose of the loan facility was to provide InfraBlue UK with funds with which to pursue the commercialization of the IRMA device and the InfraBlue Technology, and to help facilitate InfraBlue UK’s obligations to the licensees under the agency agreement.

As at April 28, 2005, InfraBlue UK’s outstanding debt to PublicLock under the secured loan facility was £83,450 ($159,065, based on a foreign exchange rate on April 28, 2005 of $1.9061:£1.0000) . InfraBlue UK and PublicLock entered into a debt settlement agreement on April 28, 2005 whereby the outstanding debt was settled by the issuance to PublicLock of 1,075,000 Ordinary A shares in the capital of InfraBlue UK at a deemed value of £0.0776 per share. PublicLock subsequently exchanged these shares for shares of our common stock upon completion of the share exchange agreement on August 31, 2005. As a result, PublicLock is now one of our principal shareholders.

Services Agreement with Outlander Management

Outlander Management entered into a services agreement with InfraBlue UK on August 4, 2004 whereby Outlander Management provided administrative, legal administration and financial services, and marketing and sales support and advice to InfraBlue UK. The purpose of the services agreement was to enable InfraBlue UK to obtain administrative and related services that would enable InfraBlue UK to pursue its business without incurring all of these costs directly. The administrative services included the use of shared office space. Legal administration services included maintaining InfraBlue UK’s registered office, providing the services of a company secretary and making statutory filings. Financial services included book-keeping and maintaining management accounts and statutory accounts. InfraBlue UK paid to Outlander Management an amount equal to £2,000 per month ($3,649.60 per month based on a foreign exchange rate on August 4, 2004 of $1.8248:£1.0000) in consideration for the provision of these services.

The services agreement with Outlander Management was terminated on April 30, 2005, at which time we entered into a new administration contract with Azuracle Ltd., as described below.

Administration Contract with Azuracle

We entered into an administration contract with Azuracle Ltd. on May 1, 2005 concurrent with the termination of the Outlander Management service agreement described above. Under the Azuracle administration contract, Azuracle provides us with office space in shared office premises and administration services, including telephone, reception and Internet access services. Presently, Azuracle is charging us a monthly administration fee of £500 per month ($980 per month based on a foreign exchange rate on December 27, 2006 of $1.96:£1.00) . Azuracle’s actual operational costs will be reviewed periodically and the monthly charges may be adjusted on a prospective basis. Additional legal administration, financial, marketing and sales, meeting room, stationary and information technology support services are to be provided by Azuracle upon our request, at agreed upon rates. Our agreement with Azuracle commenced on May 1, 2005 and may be terminated by us or Azuracle giving to the other not less one month’s notice of termination in writing.

The Infrablue Technology

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

The InfraBlue Technology enables users to make Microsoft PowerPoint presentations wirelessly, directly from a PDA or mobile smartphone. The IRMA device is connected to a standard data projector or computer display via a VGA cable, and provides a wireless interface with the PDA or smartphone using either Bluetooth or infrared technology depending on the model of the IRMA device. A smartphone is a mobile cellular telephone with a microprocessor, memory, screen and built-in modem that combines some of the capabilities of a personal computer on a cellular telephone handset. Bluetooth is a short-range wireless specification that allows for radio connections within a 30 foot range.

Our technology solution eliminates the need for the mobile professional to use a laptop or desktop computer for making presentations, thus making the delivery of a remote presentation more convenient.

The IRMA Suite PC Software

The IRMA Suite PC software must be installed on the user’s computer that has been used by the user to create the relevant PowerPoint presentation. The software comes loaded on a CD-ROM that is included with the IRMA device. The user must install the software on his or her computer via a standard CD-ROM drive. The software is compatible with the Microsoft Windows 98, ME, NT4, 2000 and XP operating systems.

The PC software converts the PowerPoint presentation into sets of JPEG or certain other types of compatible graphical images, compresses the file and then transfers the compressed file from the computer to the user’s PDA or smartphone through a wired or wireless connection. The purpose of the file compression is to minimize the size of the presentation file on the PDA or smartphone.

The IRMA Client Software

The IRMA solution includes “client software” that is installed on the user’s PDA or smartphone. The software enables the user to access the presentation file downloaded from the personal computer and to deliver the presentation via the IRMA device to a projector or computer display.

The IRMA Device

Depending on the model, the IRMA device communicates with the user’s PDA or smartphone, using a Bluetooth or infrared wireless data connection. The IRMA device then relays the presentation to a projector or computer display through a standard VGA computer connection. The IRMA device includes its own memory for situations where the user wants to complete a presentation on a rolling basis, such as at a trade fair or exhibition, without having to be in attendance with the PDA or smartphone. The IRMA device includes Linux software whose main function is to receive presentation images via Bluetooth or infrared connectivity and display images through the attached projector or computer display.

Selected technical data for the IRMA device are as follows:

Product weight	110 grams
Data transfer speed	115 kilobytes per second
Connection from device to PDA or smartphone	Bluetooth or infrared connectivity, depending on model
Connection from device to projector	VGA computer cable
Product dimensions	99mm x 90mm x 25mm
Power supply	External
Memory	20MB (megabytes) for display of presentations; 4MB non-volatile flash memory for saving presentations
Picture formats	Still images in JPEG and PNG format. Also supports Windows BMP, MBM and WBMP graphical formats

We provide our customers with software upgrades, updates and new releases as they are developed. We make these software upgrades, updates and new releases available to our existing customers who have purchased an IRMA device and related software. Existing customers are able to download these software upgrades, updates and new releases free of charge through our web site. We also provide free before and after sales support to our customers which is only available through e-mail. We do not provide our customers with any other after purchase services.

We offer a one year return to manufacturer warranty provided that the IRMA device and related software is returned to us with a copy of the customer’s purchase receipt. The customer is, however, responsible for any costs and expenses the customer may incur, including, but not limited to, cost of shipping the products to us. The warranty is a limited warranty that will not apply to the failure of any IRMA device or related software that results from any accident, abuse, misapplication, abnormal use or computer software virus. We have not had any warranty returns to date. Our policy would be to replace the device with a new device in the event of a warranty return.

Features and Advantages of our InfraBlue Solution

Our InfraBlue Technology solution offers the following features and advantages:

1.	The user is able to use a PDA or smartphone as a wireless remote control to control and deliver presentations.

2.

The client software enables the user to view upcoming slides in advance on the PDA or smartphone before display through the projector, thus giving the user more flexibility as not all slides may be relevant for all audiences.

3.	The user may use a PDA or smartphone to display digital photographs to an audience via the projector. The digital photographs may have been taken with the PDA, smartphone or a digital camera.

4.

The user may deliver a computer-based presentation through a projector without the use of a laptop or other computer, which makes the solution advantageous and convenient for applications such as exhibitions, trade fairs and information kiosks.

5.	The IRMA device can be set up and connected to a projector in less time than its takes to set up and connect a laptop computer.

6.	The IRMA device is a light-weight solution that offers greater convenience and mobility than the conventional laptop computer solution.

7.

The InfraBlue solution presents less of a security risk to the user as its loss or damage will not result in the loss or corruption of the user’s computer data files, whereas loss or damage of the user’s laptop computer may result in significant loss of the user’s computer data files and compromised security for the user’s computer data.

Technical Requirements

In order to be able to use our products, the user must have a PDA or smartphone with the following capabilities:

1.

Ability to communicate to another device using either infrared technology, in the case of our IRMA Infrared device, or Bluetooth, in the case of our IRMA Bluetooth device. We expect Bluetooth devices to become more prevalent due to the current rate of adoption of Bluetooth into new PDAs and smartphones.

2.

The PDAs or smartphones must use the operating systems that the IRMA Client software has been developed for, and, in order to be compatible with our IRMA Bluetooth devices, they must be Bluetooth enabled. In some cases, manufacturers build PDAs or smartphones outside of the standard architecture. In these cases, further testing would be required to guarantee technical compatibility with the IRMA product offering.

Historical Development of the InfraBlue Technology

The IRMA device and InfraBlue software suite were originally developed by Flander Oy of Finland. Flander Oy carried out further development of the InfraBlue Technology for InfraBlue UK over a period of nine months, commencing in June 2004. This product development work included upgrading of the IRMA Client software to support presentations on Microsoft Pocket PC 2002 and 2003 devices, Palm 4.X and 5.X devices, Nokia series 60 devices and Sony Ericsson P series devices. The product development work also included a restructuring of the interface for improved usability, redesigning of the flash memory of the IRMA device, and redesigning of the product packaging, compact disc (CD) cover and software installer program. This work was carried out a by a project team made up of a project manager, a developer, a tester and a designer.

Current Status of Development of the InfraBlue Technology

The development of the InfraBlue Technology is complete and we have commenced commercialization of the IRMA device and achieved our initial sales. However, we anticipate that we will have to undertake further product work and update software development frequently in order to support the latest PDA and smartphone releases.

Manufacturing of the IRMA Devices

Flander Oy has manufactured an initial inventory of approximately 400 IRMA devices. As not all of these devices have been sold and all are currently in working order, we have used Flander Oy as the supplier of all IRMA devices that we have sold to date rather than undertaking the manufacture of the devices ourselves. We have been submitting purchase orders to Flander Oy as needed, from time to time to complete our sales. Of the initial inventory, we have sold 183 devices, Flander Oy has sold 144 devices, 56 devices are in stock with InfraBlue UK as our inventory and 17 devices are held by Flander Oy and available for purchase by us. We are not obligated to purchase any of the remaining devices held by Flander OY.

We have made arrangements with a Finnish manufacturer, Kyrel Oy, for the future manufacture of IRMA device. We have obtained quotes on the cost to manufacture the IRMA devices and have negotiated volume discounts for larger production runs. Our current quote from Kyrel Oy is a rate of €196 ($237.16 based on an exchange rate of €1.21 per $1.00 US as of January 30, 2006 ) per device, based on a minimum manufacturing run of 100 units. Accordingly, a minimum manufacturing run will cost us at least €19,600 ($23,716 based on an exchange rate of €1.21 per $1.00 US as of January 30, 2006 ). As we will be required to complete production runs in minimum quantities of units, we have decided to continue using Flander Oy as a supplier to support our product sales until its inventory is depleted or becomes obsolete. Accordingly, we have not yet caused Kyrel Oy to manufacture any IRMA devices. We believe that Flander Oy’s current inventory of IRMA devices is sufficient to cover our anticipated sales for the next six to eight months, assuming that we do not experience a surge in demand for our IRMA devices. We also anticipate that we will investigate moving manufacturing to lower cost manufacturers in Asia in the event that our product sales increase significantly.

Market for the Infrablue Technology

Trends

Growth in wireless markets is strong, not only in the smartphone and PDA markets but also in the audio visual, mobility products and wireless network markets. Global smartphone shipments trebled in the third calendar quarter of 2004 (Canalys research, October 27, 2004) and sales of Bluetooth smartphones are projected to reach 87.5 million units by 2009 (ARC Group, November 4, 2004). Research projects that 80 percent of mobile workers will use wireless e-mail within the next three years (Mobile Pipeline News, November 24, 2004).

The IRMA product also is complementary with a number of other products such as mobile phones, PDAs, data projectors, office equipment and related accessories with which it can be upsold or bundled.

Our Targeted Consumer

The targeted market for our InfraBlue Technology are those mobile professionals who travel to deliver Microsoft PowerPoint presentations. The mobile professional market typically consists of field sales representatives, insurance agents, consultants, CEOs and other traveling executives who are required to give presentations in connection with their business. In order to deliver these presentations, mobile professionals commonly carry laptop computers which are both expensive and relatively heavy. Our objective is to provide such mobile professionals with a light and compact technology solution that will enable them to deliver high-quality color presentations through a projector or computer display using their PDAs or smartphones. We believe that there is a market for our technology and devices among those mobile professionals who value the ability to travel light, while maintaining their ability to give high quality presentations while maintaining a high level of security.

Marketing Strategy

We do not intend to distribute our products directly to consumers. We intend to pursue two strategies to market our InfraBlue Technology. Our primary strategy will be to source the production of our IRMA devices to third party manufacturers and enter into agreements with distributors and wholesalers who already have a route to the end user. We anticipate that our primary distribution channels will be wholesalers and distributors of mobile phones, PDAs, data projectors, office equipment and related accessories worldwide. Our second strategy involves the licensing of the core InfraBlue Technology to OEMs, with the view to enabling them to produce the IRMA device or use the InfraBlue Technology in their own devices.

To date, InfraBlue UK has entered into three distributorship agreements as described below. These distribution agreements were not impacted by our acquisition of InfraBlue UK and these agreements have remained with InfraBlue UK subsequent to the acquisition. InfraBlue UK has not entered into any license agreements for the license of the InfraBlue Technology to any OEMs.

Distribution Agreements

The primary approach of our marketing strategy for commercial exploitation of our InfraBlue Technology is to build relationships with a relatively small number of key, large-scale distributors in our target territories in Asia and Europe. We intend to target distributors who have an established reseller network in place to reach large numbers of potential end users. By taking this approach we expect we will reduce our profit margin by adding another party into the supply chain, but the expertise and relationships that we expect the distributors will bring with them should help to increase sales volumes and, we believe, outweigh any reduction in profits.

We believe that our InfraBlue Technology solutions offer the following advantages to distributors:

1.	Our technology offers potential new revenue opportunities within the PDA and smartphone sector;

2.	Our technology offers the opportunity to increase sales of core products, including PDAs and smartphones; and

3.	Our technology offers the opportunity to expand the usability and sales of existing projectors.

We currently have non-exclusive distribution agreements in place with a distributor in Indonesia and a distributor in the Czech Republic. The Indonesian distribution agreement was for an initial one year term commencing January 14, 2005. The agreement has been automatically renewed for an additional one year term and presently may be terminated by us or the distributor giving not less than one month’s written notice of termination to the other. The contract with the distributor in Indonesia required a minimum initial order of one IRMA device during the first year. During the current year, the distributor is required to order a minimum of ten IRMA devices in order to maintain its distribution rights. The Czech distribution agreement was for an initial one year term. The agreement has been automatically renewed for an additional one year term and presently may be terminated by us or the distributor giving not less than one month’s written notice of termination to the other. The contract with the distributor in the Czech Republic required a minimum initial order of ten IRMA devices during the first year. During the current year, the distributor is required to order a minimum of ten IRMA devices in order to maintain its distribution rights.

We also have entered into a distribution agreement in place with a distributor for Australia and New Zealand. The agreement originally granted the distributor exclusive rights to distribute our IRMA device in Australia and New Zealand for an initial three month period. The agreement required a minimum initial order of ten IRMA devices and required minimum repeat orders of ten IRMA devices. As the distributor did not meet the minimum initial order required to maintain its exclusive rights, after the expiry of this initial three month term, the distribution agreement continued on a non-exclusive basis and may now be terminated by either party giving not less than one month’s written notice of termination to the other.

Thus far, these distributors have not generated material sales, and there is no assurance that they ever will generate significant revenues. We do not have any recourse if any of our distributors does not complete any repeat orders.

Strategy to Pursue OEM Agreements

The second approach of our marketing strategy is to license our InfraBlue Technology to OEMs. This would allow the OEMs to incorporate the InfraBlue Technology into their own products and under their own company branding. Under this approach, the OEMs would be directly responsible for manufacturing and modifying the products, making them commercially available, and providing coverage under the OEMs’ own warranties.

We expect that the benefit of OEM licensing to us will be to generate initial licence fees, plus an ongoing revenue stream for any future units sold utilising the InfraBlue Technology. We expect that the OEMs will see benefits to this approach as well, enabling them to provide an innovative product to their customers under their own brand, without incurring the expenses necessary to develop it themselves.

We have not entered into any agreements with any OEM to date and there is no assurance that we will ever enter into any agreements with any OEMs.

Our Web Site

InfraBlue has created a corporate web presence (www.InfraBlue.co.uk), which is an information portal to find out more about the InfraBlue products, find sales channels and download product updates.

Competition

We compete in the wireless presentation solutions market. Our solution involves software and hardware than enable PowerPoint presentations to be made wirelessly, without the need for a laptop or desktop computer, through our IRMA device and the presenter’s handheld device, such as a PDA or smartphone.

We believe that the following factors will be critical to our competitive position and strength within this market:

Functionality. The IRMA device is wireless and allows freedom of movement to its user, thereby giving the user the ability to be more engaged with an audience than is possible using a laptop or desktop, where the presenter must remain more or less static unless an assistant is available to advance the presentation. Presentation is simple using the presenter’s handheld device, and allows the presenter to move backwards and forwards within the presentation materials with a degree of ease not afforded by the traditional method of PowerPoint presentation via a laptop.

Cost and convenience. Our solution is simple and less costly than the current standard of presentation requiring the use of a laptop or desktop computer. The IRMA device is significantly less expensive than a laptop computer. The IRMA device is a fraction of the size of a laptop and highly portable, and does not pose the risk to security of information that a laptop does in the event it is lost or stolen.

Early presence in market and company size. We are an early entrant in our market and currently face limited direct competition. As such, we have an opportunity to gain significant market share. We are a small company and, as such, we have the ability to change direction easily, and react quickly to shifts in market demands. Our sole focus is on wireless presentation technology and we may be better able to understand that market and address its needs than a large, diversified organization for whom our market may be a small and relatively insignificant part of its overall business.

Market Vision. As wireless markets experience explosive growth and development into new areas, our solution supports and takes advantage of the trend toward greater wireless connectivity and enhanced functionality of handheld devices. We seek to make our solution interoperable and compatible with as wide a number of platforms as possible.

Key competition

iGO (Mobility Electronics Inc.)

We have identified one key competitor in our market, and that is iGo (Mobility Electronics Inc.) with its Pitch Duo product. Mobility Electronics Inc. is a full service supplier of mobile computing products and accessories for notebook computers, handheld devices and mobile phones. They create their own products as well as providing solutions from select partners.

Mobility Electronics Inc. is a larger company than we are, with greater human, technical and financial resources than ours.

The Pitch Duo product is cheaper than, and to some extent performs the same tasks as, the IRMA device. However, we believe that the IRMA device possesses several characteristics that differentiate it from, and may make it preferable to, the Pitch Duo.

The IRMA Bluetooth device is smaller than the Pitch Duo and is one compact unit with integrated Bluetooth and memory, whereas Pitch Duo requires separate Bluetooth and memory hardware adaptor devices. Both the Bluetooth and infrared versions of the IRMA device come equipped with our proprietary software. The Pitch Duo is dependent upon third party software that it has been developed to work with, which may create future problems if the relationship between Mobility Electronics Inc. and the third party breaks down or the third party ceases development of the software. Finally, the IRMA device is available on more operating systems than is the Pitch Duo and so has a wider market of potential users.

Our cost of manufacture per unit is determined by the volume of units being produced. At this early stage of our business we are not able to order large volumes of the IRMA device. We anticipate that this will remain the case until we establish our supply chain and generate a sufficient volume of sales. When we are able to increase our volume of production we forecast that the IRMA device will become price-competitive with the Pitch Duo. In the meantime, we believe that the functional advantages that we consider the IRMA device to enjoy over the Pitch Duo will offset the cost advantage of the Pitch Duo.

Mobility Electronics Inc. sells its Pitch Duo product directly, with a focus on the U.S market. We intend to focus our initial selling efforts outside the U.S. where competition is less, with a view to allowing us to build our reputation for a quality product, obtain market share and increase our sales volume. We believe this strategy will enable us to reduce the price of our product before we target the American market.

Margi Inc.

Margi Inc. is a Harman International company that previously manufactured and marketed the Presenter-to-Go presentation solution. Presenter-to–Go has come to the end of its life cycle and all the hardware products have been discontinued, so Margi Inc. cannot be said to be a current competitor, although we regard them as a potential competitor that has the ability to develop new higher technology products that would again be directly competitive with the IRMA solution. For that reason, we will continue to monitor Margi Inc. for new product releases.

Research and Development Expenditures

Flander Oy has carried out large amounts of development work to bring the IRMA product up to its current specifications. We anticipate that in the future we will need to carry out additional software and hardware development activities to enable our products to keep pace with evolving customer and market demand.

To date we have spent the following amounts on product and corporate development:

  €8,000 ($10,480 based on a foreign exchange rate on December 27, 2006 at $1.31: €1.00) for development and re-branding work by Flander Oy. Work included delivery of all newly supported operating systems;
  €2,000 ($2,620 based on a foreign exchange rate on December 27, 2006 at $1.31: €1.00) for design work to packaging for the product (Live Design Oy); and

  €1,000 ($1,310 based on a foreign exchange rate on December 27, 2006 at $1.31: €1.00) for website design and build (various companies)

Although there is no planned hardware development at this stage and the hardware is currently satisfactory to the market requirements, in future we expect to spend significantly more on development costs. Upcoming software development will include Windows Mobile 5.0 which is the Microsoft upgrade to Pocket PC 2003, as well as probable additional patches and software builds required for other operating systems which are supported currently. The time for this type of development can vary from 20 hours to 100 hours depending on the changes implemented by the operating system developer. We expect that Flander Oy’s rate for such work in future will be between €60 and €100 per hour ($79 to $130 per hour based on a foreign exchange rate on December 27, 2006 at $1.31: €1.00) depending on the expertise required.

Intellectual Property

We own intellectual property rights relating to both IRMA device hardware and the InfraBlue suite of software that is used to operate the IRMA device. Our intellectual property rights relating to the IRMA device hardware include trade secrets and industrial design relating to the IRMA device hardware specifications, testing specifications, component lists, device configuration, power source specifications and technical architecture. Our intellectual property rights relating to the InfraBlue suite of software include trade secrets and copyright relating to the software installed on the IRMA device and the user’s PDA or smartphone and the user’s personal computer.

We seek to protect our intellectual property by generally limiting access to it, treating portions of it as trade secrets and obtaining confidentiality or non-disclosure agreements from persons who are given access to it, including our developers.

Trademark Applications

PublicLock Inc. has attempted to obtain trademark registration of “InfraBlue” by submitting an application for trademark registration in the United Kingdom to the Patent Office, Department of Trade and Industry, under application number 2354167. Our trademark registration request for “InfraBlue” was denied by the Patent Office due to a conflict with an existing mark, “Infra,” which is registered in the name of a third party. We plan to pursue the application further in the United Kingdom and the United States of America to attempt to secure rights in both “InfraBlue” and “IRMA.” There is no assurance that we will be able to obtain trademark protection for either of the terms “InfraBlue” or “IRMA” as they are used in connection with our products. As a result, third parties might be able to sell competing products with names incorporating these terms, and our ability to build goodwill and brand recognition for our products may be compromised.

Patent

Flander Oy has made an international patent application in Canada under patent number WO 02/075590 A1, which is in the process of being assigned to InfraBlue UK. The patent application claims a patent for IRMA device as a system for visualizing an electronically recorded presentation, which system is comprised of a mobile data processing device for storing a desired presentation, a display device such as a projector and application software for compiling the presentation. There is no assurance that we will be able to obtain any patent protection for the IRMA device.

Compliance with Government Regulation

As a wireless device, our IRMA devices must meet compliance standards imposed by government regulatory authorities for wireless devices. In Europe, we are subject to the European Councils directive 1999/5/EC. In the United States, our products are subject to Part 15 of the Federal Communications Commission. In Canada, our products must comply with Industry Canada standards. As part of the original product development process, Flander Oy completed testing of the IRMA device which was found to be compliant with each of these standards in Europe, the United States and Canada. If we make any changes to the IRMA devices, we will be required to obtain certification of the updated devices in accordance with government regulations in effect at that time. There is no assurance that such certification will be granted without significant additional development work required by the regulatory authorities, or at all, if the updated devices are found to be non-compliant with any existing or future standards.

Employees

As of the date of this prospectus, Mr. Mitchell Johnson, our sole officer and director is our only full-time employee.

Apart from our sole officer and director, we have no employees.

Item 2.	Description of Property

Our executive office is located at Suite 5.18, 130 Shaftesbury Avenue, London, England W1D 5EU. We occupy this premise under a contract with Azuracle Ltd., which provides us with office space in shared office premises and administration services, including telephone, reception and Internet access services in consideration of a monthly administration fee that is presently set at £500 ($980 based on a foreign exchange rate on December 27, 2006 of $1.96:£1.00) per month. The administration contract is not for a defined term. We and Azuracle are each entitled to terminate the contract by delivering not less than one month’s written notice of termination to the other.

Item 3.	Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the year ended September 30, 2006.

PART II – FINANCIAL INFORMATION

Item 5.	Market for Common Equity and Related Stockholder Matters

Market Information

Shares of our common stock are quoted on the OTC Bulletin Board under the symbol IUSI. Our common stock became eligible for trading on the OTC Bulletin Board on September 29, 2006.

There were no high and low bid prices of our common stock during fiscal year ended September 30, 2006.

Holders of Our Common Stock

As at December 27, 2006, we had 65 registered holders of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We completed an offering of 500,000 shares of our common stock at a price of $0.001 per share to Rebecca Poncini, our initial director and officer, on April 8, 2005, for total proceeds of $500 in cash. We completed this offering pursuant to Section 4(2) of the Securities Act. Rebecca Poncini, as our sole officer and director, was in possession of sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to Rebecca Poncini. The 500,000 shares of common stock are restricted shares, as defined in the Securities Act, and have been endorsed with a legend confirming that the shares cannot be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act.

We completed an offering of 4,500,000 shares of our common stock at a price of $0.01 per share to a total of six purchasers on May 31, 2005. The total proceeds from this offering were $45,000 in cash. We completed this offering pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. Each sale of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

We completed an offering of 705,800 shares of our common stock at a price of $0.05 per share to a total of 47 purchasers on August 31, 2005. The total proceeds from this offering were $35,290 in cash. The closing of this offering was completed concurrently with our acquisition of InfraBlue UK from the stockholders of InfraBlue UK. We completed this offering pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. Each sale of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

We issued 12,000,000 shares of our common stock to the former stockholders of InfraBlue UK, including PublicLock, Outlander Management and Mitchell Johnson, on August 31, 2005, being the closing date of our acquisition of InfraBlue UK. We completed this offering pursuant to Section 4(2) of the Securities Act. These shares were issued pursuant to the closing of our acquisition of InfraBlue UK and pursuant to the share exchange agreement that we entered with the former stockholders of InfraBlue UK. The proceeds that we received from this issuance of shares were all of the issued and outstanding shares of InfraBlue UK which became our wholly owned subsidiary on completion of the acquisition. Each of the stockholders of InfraBlue UK was in possession of sufficient information about us to make an informed investment decision. Each stockholder further represented their intention to acquire the securities for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the stockholders of InfraBlue UK. The 12,000,000 shares of common stock are restricted shares, as defined in the Securities Act, and have been endorsed with a legend confirming that the shares cannot be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act. In addition, the issuance of shares to the stockholders of InfraBlue UK was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, in which we did not engage in any directed selling efforts, as defined in Regulation S. Each stockholder represented to us that the stockholder was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person.

We issued a total of 360,000 shares of our common stock at a deemed price of $0.25 per share to two creditors on November 30, 2005, in payment and satisfaction of an aggregate of $90,000 in loans payable. The closing of these transactions were completed concurrently with our acquisition of the InfraBlue Technology from PublicLock. We completed these transactions pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. Each transaction was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each creditor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the debt conversation agreement was executed, the creditor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each creditor represented to us that the creditor was not a U.S. person, as defined in

Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each creditor represented its intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each creditor in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

We issued 10,000,000 shares of our common stock to PublicLock on November 30, 2005, being the closing date of our acquisition of the InfraBlue Technology from PublicLock. The proceeds that we received from this issuance of shares were the intellectual property rights underlying the IRMA device and the InfraBlue Technology, including the software that is incorporated into the IRMA devices. We completed this offering pursuant to Section 4(2) of the Securities Act. PublicLock was our largest shareholder at the time of the acquisition and was in possession of sufficient information about us to make an informed investment decision. PublicLock represented its intention to acquire the securities for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to PublicLock. The 10,000,000 shares of common stock are restricted shares, as defined in the Securities Act, and have been endorsed with a legend confirming that the shares cannot be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act. In addition, the issuance of shares to PublicLock was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, in which we did not engage in any directed selling efforts, as defined in Regulation S. PublicLock represented to us that it is not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person.

We entered into a convertible loan subscription agreement with an investor pursuant to which the investor advanced $50,000 to us on February 22, 2006. In accordance with our obligations under the subscription agreement, we have issued a convertible promissory note to the investor in the principal amount of the advance, which principal amount is repayable on the two year anniversary of the date of advance and bears interest at an interest rate equal to the prime rate of interest for U.S. banks as published in Money Rates Column of the Money and Investing Section of The Wall Street Journal from time to time. The investor will have the right at any time commencing on the date of the quotation of our common stock on the NASD Over-the-Counter Bulletin Board and ending on the maturity date to convert the outstanding principal and accrued interest on the loan into units at a conversion rate of $0.25 US per unit. Each unit to be issued upon conversion will be comprised of one share of our common stock and one warrant to purchase one additional share of our common stock. Each warrant will be exercisable for a one year period from the date of issuance at a price of $0.50 per share. We completed this offering pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. The sale of the convertible loan was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) the investor was outside of the United States at the time the offer to purchase the convertible loan was made; and (ii) at the time the subscription agreement for the convertible loan was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. The investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. The investor represented its intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends will be affixed to the convertible promissory note evidencing the loan to be issued to the investor in accordance with Regulation S confirming that the note cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We have agreed to use our best efforts to prepare and file with the SEC, as early as possible following the quotation of our common stock on the NASD

Over-the-Counter Bulletin Board in the United States, and in no event later than one hundred and eighty (180) days following the date of advance of the convertible loan, a registration statement under the Securities Act covering the resale of shares issuable to the investors upon conversion of the convertible notes and the warrant shares issuable upon exercise of the warrants. This registration statement does not qualify either the resale of the shares issuable to the investor upon conversion of the convertible notes or the warrant shares issuable upon exercise of the warrants.

We entered into a convertible loan subscription agreement with an investor pursuant to which the investor advanced $50,500 to us on March 13, 2006. In accordance with our obligations under the subscription agreement, we have issued a convertible promissory note to the investor in the principal amount of the advance, which principal amount is repayable on the two year anniversary of the date of advance and bears interest at an interest rate equal to the prime rate of interest for U.S. banks as published in Money Rates Column of the Money and Investing Section of The Wall Street Journal from time to time. The investor will have the right at any time commencing on the date of the quotation of our common stock on the NASD Over-the-Counter Bulletin Board and ending on the maturity date to convert the outstanding principal and accrued interest on the loan into units at a conversion rate of $0.25 US per unit. Each unit to be issued upon conversion will be comprised of one share of our common stock and one warrant to purchase one additional share of our common stock. Each warrant will be exercisable for a one year period from the date of issuance at a price of $0.25 per share. We completed this offering pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. The sale of the convertible loan was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) the investor was outside of the United States at the time the offer to purchase the convertible loan was made; and (ii) at the time the subscription agreement for the convertible loan was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. The investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. The investor represented its intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends will be affixed to the convertible promissory note evidencing the loan to be issued to the investor in accordance with Regulation S confirming that the note cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We have agreed to use our best efforts to prepare and file with the SEC, as early as possible following the quotation of our common stock on the NASD Over-the-Counter Bulletin Board in the United States, and in no event later than one hundred and eighty (180) days following the date of advance of the convertible loan, a registration statement under the Securities Act covering the resale of shares issuable to the investors upon conversion of the convertible notes and the warrant shares issuable upon exercise of the warrants. This registration statement does not qualify either the resale of the shares issuable to the investor upon conversion of the convertible notes or the warrant shares issuable upon exercise of the warrants.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the year ended September 30, 2006 should be read in conjunction with our audited consolidated financial statements and related notes for the year ended September 30, 2006.

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

4.

We anticipate spending approximately $40,000 in complying with our obligations a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of our financial statements and completing our annual report, annual report, current report and proxy statement filings with the SEC.

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

As at September 30, 2006, we had cash reserves of $679 and a working capital deficiency of $144,463. We anticipate that our planned expenditures over the next twelve months in the amount of $198,000 will exceed our cash reserves and working capital plus the amount that we anticipate deriving from sales of our IRMA devices. We presently have cash to fund our operations for less than one month. We anticipate that we will require financing the amount of approximately $350,000 in order to carry out our plan of operations for the next twelve months and to pay for our working capital deficit.

During the twelve month period following the date of this annual report, we anticipate that we will not generate revenues that exceed our operating costs. We require additional financing in order to continue our plan of operations beyond the next month. We believe that we will require additional financing in order to commercialize our InfraBlue Technology and the IRMA device in order to earn revenues that exceed our operating expenses. We believe that debt financing will not be an alternative for funding of our planned activities as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or debt financings that are convertible into shares of our common stock. We do not have any other financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we may not be able to continue our plan of operations beyond the next month and our business plan will fail. If we do not continue to obtain additional financing, we will be forced to abandon our plan of operations and our business activities.

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

Revenue Recognition

We recognize revenue from sales of our IRMA devices when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is reasonably assured. Revenue derived from the sale of services is initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Payment terms vary by contract.

Foreign Currency Translations

Our functional currency is pounds sterling (“£”). Our reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,

ii)	Non-monetary assets and liabilities, and equity at historical rates, and

iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses on re-measurement are included in determining net income for the period.

Translation of balances from the functional currency into the reporting currency is conducted as follows:

ii)	Assets and liabilities at the rate of exchange in effect at the balance sheet date,

ii)	Equity at historical rates, and

iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss. Upon sale or liquidation of the net investment in the foreign entity the amount deferred will be recognized in income.

Results Of Operations – Years Ended September 30, 2006 and 2005

References below to fiscal 2006 are to our fiscal year ended September 30, 2006. References to fiscal 2005 are to our fiscal year ended September 30, 2005.

			Cumulative
			From
			Incorporation
	For the Year	For the Year	(February 18,
	Ended	Ended	2004) to
	September 30,	September 30,	September 30,
	2006	2006	2006
	(Audited)	(Audited)	(Audited)
Sales	$34,857	$31,958	$66,815
Cost of Sales	26,168	23,690	49,858
Gross Profit	8,689	8,268	16,957
General and Administrative Expenses:
Intellectual Property (Note 4)	2,500,000	-	2,500,000
Accounting and auditing	144,510	32,061	205,994
Consulting	47,063	-	47,063
Legal	46,660	16,087	63,650
Salaries and wages	30,297	75,031	131,329
Rent	10,806	11,101	26,420
Interest expense	7,015	340	7,355
Investor relations	6,671	-	6,671
Filing fees	6,630	-	6,630
Development	6,168	3,399	9,567
Office and information technology	1,642	6,895	11,180
Test equipment	1,439	-	1,439

Depreciation	1,234	1,267	2,650
Travel	240	2,238	2,478
Marketing and promotion	83	28,532	37,310
Sub-contractors	-	5,551	5,551
	2,810,458	182,502	3,065,287

Loss from Operations	(2,801,769)	(174,234)	(3,048,330)
Other Income (Expense):
Foreign exchange loss	(610)	(562)	(1,172)
Gain on forgiveness of debt	869	-	869
Recovery of license fees	7,838	-	7,838
Loss for the Year	$(2,793,672)	$(174,796)	$(3,040,795)

Revenue

Our sales are comprised of sales of our IRMA devices.

We experienced our initial sales of our IRMA devices during fiscal 2005. We sold 74 devices during this period.

We continued to earn revenues from sales of our IRMA devices during the fiscal 2006. Our revenues increased to $34,857 during fiscal 2006 compared to $31,958 during fiscal 2005. We sold 109 IRMA devices during fiscal 2006.

Cost of Sales

Cost of sales is comprised of amounts that we have paid to Flander Oy for purchase of IRMA devices for resale.

Cost of sales increased to $26,168 during fiscal 2006 from $23,690 during fiscal 2005 and reflected our initial sales during these periods.

Gross Profit

Our gross profit during fiscal 2006 was $8,689 or 25% of sales, compared to $8,268 or 26% of sales during fiscal 2005. Our cumulative gross profit from incorporation (February 18, 2004) to September 30, 2006 was $16,957.

Intellectual Property

We expensed the intellectual property acquired in fiscal 2006 due to our determination that the cost of the intellectual property purchased during fiscal 2005 does not meet the criteria for capitalization as set out in SFAS No. 86.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Accounting and auditing expenses increased during fiscal 2006 compared to fiscal 2005 as a result of our completing our audited annual and unaudited interim consolidated financial statements prepared in connection with the filing of a registration statement with the SEC and in connection with the preparation and filing of our quarterly reports with the SEC.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the completion of our corporate reorganization and our filing a registration statement with the SEC and becoming a reporting company under the Securities Exchange Act of 1934.

Legal expenses increased during fiscal 2006 compared to fiscal 2005 as a result of our completing our corporate reorganization and preparing and filing of a registration statement with the SEC and the preparation and filing of our quarterly reports with the SEC.

Salaries and Wages

Salaries and wages are primarily comprised of salary paid to Mitchell Johnson, our sole executive officer and employee.

Salaries and wages decreased to $30,297 during fiscal 2006 from $75,031 during fiscal 2005, which reflected the agreement of Mr. Johnson to forgo his salary commencing April 1, 2006. The reduction in salaries and wages also resulted from the fact that no shares were issued during fiscal 2006 to Mr. Johnson under his compensation agreement, whereas compensation shares had been issued during fiscal 2005.

Rent

Rent expense was attributable to amounts paid to Azuracle and to Outlander Management on account of our rent of share office premises in London, England. Our agreement with Outlander Management was replaced with our agreement with Azuracle in May 2005.

Office and Information Technology

Office and information technology expenses are attributable to purchase of products including demonstration equipment, test equipment, competitor analysis and business machines.

Office and information technology expenses declined significantly during fiscal 2006 compared to fiscal 2005 as we had completed development of our IRMA devices and are now selling IRMA devices.

Loss from Operations

Our loss from operations increased during fiscal 2006 compared to fiscal 2005 as a result of our increased business activity and our filing a registration statement with the Securities and Exchange Commission. We also incurred significant legal, accounting and auditing expenses during the year in connection with the reorganization of our business. Our loss from operations in fiscal 2006 also increased significantly from fiscal 2005 due to our intellectual property expense realized during this period.

Liquidity and Financial Resources

We had cash of $679 and working capital deficit of $144,463 as at September 30, 2006, compared to cash of $122,913 and a working capital deficit of $40,737 at September 30, 2005.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $198,000, as outlined above under the heading “Plan of Operations”. While this amount will be offset by any gross profits that we earn from sales of our IRMA devices, we anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently have cash to fund our operations for the next month. Accordingly, we will require additional financing in order to enable us to sustain our operations for the next twelve months, as outlined above.

Cash used in Operating Activities

We used cash of $260,804 in operating activities during fiscal 2006 compared to cash used of $148,213 in operating activities during fiscal 2005.

We have applied cash generated from our financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during fiscal 2006 compared to cash used of $2,089 in investing activities during fiscal 2005. We acquired cash of $135,688 upon our completion of our reverse acquisition transaction with Tomi Holdings Inc. Cash used in investing activities during the fiscal 2005 was attributable to purchases of equipment.

Cash from Financing Activities

We generated cash of $141,991 from financing activities during fiscal 2006 compared to cash of $141,831 generated from activities during fiscal 2005.

Cash generated from financing activities during fiscal 2006 included cash from the sale of convertible promissory notes to two investors in the aggregate principal amount of $100,500 in March 2006. Each convertible note is for a two year term from the date of advance and bears interest at an interest rate equal to the prime rate of interest for U.S. banks as published in Money Rates Column of the Money and Investing Section of The Wall Street Journal from time to time. Each investor has the right at any time commencing on the date of the quotation of our common stock on the NASD Over-the-Counter Bulletin Board and ending on the maturity date to convert the outstanding principal and accrued interest on each convertible loan into units at a conversion rate of $0.25 US per unit. Each unit to be issued upon conversion will be comprised of one share of our common stock and one warrant to purchase one additional share of our common stock.

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

Item 7.	Financial Statements

The following audited consolidated financial statements of Infrablue (US) Inc. (the “Company”) are included in this Annual report on Form 10-KSB:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as at September 30, 2006 and 2005	F-2
Consolidated Statements of Changes in Stockholders’ Deficiency for the period from incorporation (February 18, 2004) to September 30, 2006	F-3
Consolidated Statements of Operations for the years ended September 30, 2006 and 2005 and for the period from incorporation (February 18, 2004) to September 30, 2006	F-4
Consolidated Statements of Cash Flows for the years ended September 30, 2006 and 2005 and for the period from incorporation (February 18, 2004) to September 30, 2006	F-5
Notes to Consolidated Financial Statements	F-6

INFRABLUE (US) INC.

(Formerly Tomi Holdings Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 and 2005

US FUNDS

Report of Independent Registered Public Accounting Firm

To the Stockholders of Infrablue (US) Inc.:

We have audited the accompanying consolidated balance sheets of Infrablue (US) Inc. (the “Company”) as at September 30, 2006 and 2005 and the related consolidated statements of changes in stockholders’ deficiency, operations and cash flows for each of the years ended September 30, 2006 and 2005 and the period from incorporation (February 18, 2004) to September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as at September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the years ended September 30, 2006 and 2005 and the period from incorporation (February 18, 2004) to September 30, 2006, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon financing to continue operations, had suffered recurring losses from operations and has total liabilities that exceed total assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C., Canada	STALEY, OKADA & PARTNERS
November 2, 2006	CHARTERED ACCOUNTANTS

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)	Statement 1
(A Development Stage Company)
Consolidated Balance Sheets
US Funds

	September 30,	September 30,
ASSETS	2006	2005
Current
Cash	$679	$122,913
Prepaids	8,151	-
Accounts receivable	3,601	11,259
Inventory	13,863	4,629
	26,294	138,801

Property and Equipment (Note 3)	1,242	2,476
	$27,536	$141,277

LIABILITIES
Current
Accounts payable	$49,879	$15,551
Accrued liabilities	60,275	58,744
Accrued interest	4,468	599
Promissory notes payable (Note 5)	-	90,000
Due to related parties (Note 7)	56,135	14,644
	170,757	179,538

Convertible Promissory Notes Payable (Note 6)	100,500	-

Going Concern (Note 1)

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock
Authorized: 100,000,000 shares with $0.001 par value
Issued and fully paid: 28,065,800 (2005 – 17,705,800) -
Statement 2	28,066	17,706
Additional paid-in capital - Statement 2	2,776,256	194,983
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued and fully paid: Nil	-	-
Accumulated Comprehensive Loss - Statement 2	(7,248)	(3,827)
Deficit – Accumulated during the development stage – Statement 2	(3,040,795)	(247,123)
	(243,721)	(38,261)
	$27,536	$141,277

- See Accompanying Notes -

Infrablue (US) Inc.	Statement 2
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
US Funds

				Deficit
				Accumulated
			Additional	During the	Accumulated	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Gain (Loss)	Deficiency

Shares issued for cash at $0.003 per
share – April 30, 2004	4,366,265	$4,366	$9,027	$-	$-	$13,393
Shares issued for consulting at
$0.003 per share - August 1, 2004	236,143	236	497	-	-	733
Loss for the year	-	-	-	(72,327)	-	(72,327)
Foreign currency translation
adjustment	-	-	-	-	477	477
Balance - September 30, 2004 –
Issued	4,602,408	4,602	9,524	(72,327)	477	(57,724)
Shares allotted for consulting at
$0.003 per share - issued on
November 2, 2004	236,143	236	498	-	-	734
Balance - September 30, 2004 - Issued
and allotted	4,838,551	4,838	10,022	(72,327)	477	(56,990)
Shares issued for consulting at
$0.003 per share - February 2, 2005	236,143	236	498	-	-	734
Shares issued for consulting at
$0.003 per share - April 28, 2005	708,439	709	1,660	-	-	2,369
Shares issued for debt at $0.026 per
share – April 28, 2005	6,216,867	6,217	152,848	-	-	159,065
Loss for the period	-	-	-	(118,462)	-	(118,462)
Foreign currency translation
adjustment	-	-	-	-	(5,488)	(5,488)

Balance - August 31, 2005
- Issued before acquisition	12,000,000	12,000	165,028	(190,789)	(5,011)	(18,772)
Acquisition of Infrablue Ltd.
- Recapitalization (Note 1)	5,705,800	5,706	29,955	-	-	35,661

Balance - August 31, 2005
- Issued post acquisition	17,705,800	17,706	194,983	(190,789)	(5,011)	16,889
Loss for the year	-	-	-	(56,334)	-	(56,334)
Foreign currency translation
adjustment	-	-	-	-	1,184	1,184

Balance - September 30, 2005	17,705,800	17,706	194,983	(247,123)	(3,827)	(38,261)
Shares issued for debt at $0.25 per
share – November 30, 2005
(Note 5)	360,000	360	91,273	-	-	91,633
Shares issued for intellectual
property at $0.25 per share –
November 30, 2005 (Note 4)	10,000,000	10,000	2,490,000	-	-	2,500,000
Loss for the year	-	-	-	(2,793,672)	-	(2,793,672)
Foreign currency translation
adjustment	-	-	-	-	(3,421)	(3,421)
Balance – September 30, 2006	28,065,800	$28,066	$2,776,256	$(3,040,795)	$(7,248)	$(243,721)

- See Accompanying Notes -

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)	Statement 3
(A Development Stage Company)
Consolidated Statements of Operations
US Funds

			Cumulative
			From
			Incorporation
	For the	For the	(February 18,
	Year Ended	Year Ended	2004) to
	September 30,	September 30,	September 30,
	2006	2005	2006
Sales	$34,857	$31,958	$66,815
Cost of Sales	(26,168)	(23,690)	(49,858)
Gross Profit	8,689	8,268	16,957
General and Administrative Expenses
Intellectual Property (Note 4)	2,500,000	-	2,500,000
Accounting and auditing	144,510	32,061	205,994
Consulting	47,063	-	47,063
Legal	46,660	16,087	63,650
Salaries and wages	30,297	75,031	131,329
Rent	10,806	11,101	26,420
Interest expense	7,015	340	7,355
Investor relations	6,671	-	6,671
Filing fees	6,630	-	6,630
Development	6,168	3,399	9,567
Office and information technology	1,642	6,895	11,180
Test equipment	1,439	-	1,439
Depreciation	1,234	1,267	2,650
Travel	240	2,238	2,478
Marketing and promotion	83	28,532	37,310
Sub-contractors	-	5,551	5,551
	2,810,458	182,502	3,065,287

Loss from Operations	(2,801,769)	(174,234)	(3,048,330)
Other Income (Expense)
Foreign exchange loss	(610)	(562)	(1,172)
Gain on forgiveness of debt	869	-	869
Recovery of license fees	7,838	-	7,838
Loss for the Year	$(2,793,672)	$(174,796)	$(3,040,795)

Loss per Share – Basic and Diluted	$(0.11)	$(0.02)

Weighted Average Shares Outstanding	26,334,403	8,398,605

Comprehensive Loss
Loss for the period	$(2,793,672)	$(174,796)	$(3,040,795)
Foreign currency translation adjustment	(3,421)	(4,304)	(7,248)
Total Comprehensive Loss for the Year	$(2,797,093)	$(179,100)	$(3,048,043)

Comprehensive Loss per Share	$(0.11)	$(0.02)

- See Accompanying Notes -

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)	Statement 4
(A Development Stage Company)
Consolidated Statements of Cash Flows
US Funds

			Cumulative
			From
			Incorporation
	For the	For the	(February 18,
	Year Ended	Year Ended	2004) to
	September 30,	September 30,	September 30,
	2006	2005	2006
Operating
Loss for the year	$(2,793,672)	$(174,796)	$(3,040,795)
Items not involving an outlay of cash:
Depreciation	1,234	1,267	2,650
Shares for consulting services	-	3,103	4,570
Shares issued for intellectual property (Note 4)	2,500,000	-	2,500,000
Changes in non-cash working capital items:
Accounts receivable	7,658	(6,967)	(3,601)
Prepaid	(8,151)	-	(8,151)
Inventory	(9,234)	(4,629)	(13,863)
Accounts payable	34,328	10,216	49,879
Accrued liabilities	1,531	22,994	50,248
Accrued interest	5,502	599	6,101
	(260,804)	(148,213)	(452,962)
Investing
Acquisition of property and equipment	-	(2,089)	(3,892)
Cash acquired on purchase of Tomi Holdings Inc.
(Note 1)	-	135,688	135,688
	-	133,599	131,796

Financing
Convertible promissory notes payable	100,500	-	100,500
Loan from related party	-	159,065	159,065
Amounts due to related parties	41,491	(17,234)	56,135
Share issuances for cash	-	-	13,393
	141,991	141,831	329,093
Effect of exchange rate changes on cash	(3,421)	(4,304)	(7,248)

Net Increase in Cash	(122,234)	122,913	679
Cash - Beginning of year	122,913	-	-
Cash - End of Year	$679	$122,913	$679

Income Taxes Paid	$-	$-	$-
Interest Paid	$(40)	$35	$(5)

Please refer to Note 12 for the supplemental schedule of non-cash investing and financing transactions.

- See Accompanying Notes -

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

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

Infrablue was incorporated February 18, 2004 and is a technology and marketing company, headquartered in London, England. The major asset of Infrablue is the intellectual property to market the Infrablue Technology.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

1.	Organization and Going Concern - Continued

The Company is in the business of the commercialization of a Bluetooth software and device, known as IRMA Bluetooth. This product is used by mobile professionals for connecting Smart Phones or personal digital assistants (“PDA’s”) to a projector or other type of presentation equipment. The Company intends to market its product via a three-channel strategy: trade distributors, complementary manufacture bundles and Original Equipment Manufacturer (“OEM”) sales. The trade distributor strategy targets partners with large reseller chains that have the ability to reach high volumes of end customers. Complementary manufacture bundles involve packaging the Infrablue products with other software and hardware, such as PDA’s, Smart Phones and projectors thereby presenting a united solution for the end customer. OEM licensing of the product hardware and software solutions is intended to allow the Company to distribute its products through large businesses, although OEMs will be allowed to use their own branding.

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2006, the Company has a working capital deficiency of $144,463, an accumulated deficit of $3,040,795 and has incurred an accumulated operating cash flow deficit of $452,962 since incorporation. The Company intends to continue funding operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.

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

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

a)	Basis of Consolidation

These consolidated financial statements include the accounts of Infrablue Ltd. since its incorporation on February 18, 2004 and Infrablue (US) Inc. since the reverse acquisition on August 31, 2005 (Note 1). All intercompany balances and transactions have been eliminated.

b)	Fiscal Period

The Company’s fiscal year ends on September 30.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies – Continued

c)	Risks and Uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company's operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

d)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results could vary materially from management’s estimates and assumptions.

e)	Development Stage Company

The Company is a development stage company as defined by Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

f)	Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

g)	Property and Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

Estimated useful life (in years)
Office and computer equipment	3

Maintenance, repairs and minor renewals are charged directly to the statement of operations as incurred. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the financial statements and any resulting gain or loss is included in the statement of operations.

h)	Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable or at least at the end of each reporting period. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, management measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies – Continued

i)	Inventory

Inventory is stated at the lower of cost or market. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventory to its present location and condition, and is calculated using the weighted average method.

The Company evaluates its inventory on every reporting period and makes necessary adjustments. The Company writes down its inventory for estimated lower of cost or market, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. Other factors influencing these write downs include: rapid technological changes, product life cycle and product pricing. The write-down of inventory to its net realizable value is charged to income before taxes in the period of the write-down.

j)	Revenue Recognition

Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is reasonably assured. Revenue derived from the sale of services is initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Payment terms vary by contract.

k)	Foreign Currency Translations

The Company’s functional currency is pounds sterling (“GBP”). The Company’s reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

	i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,
	ii)	Non-monetary assets and liabilities, and equity at historical rates, and
	iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses on re-measurement are included in determining net income for the period

Translation of balances from the functional currency into the reporting currency is conducted as follows:

	ii)	Assets and liabilities at the rate of exchange in effect at the balance sheet date,
	ii)	Equity at historical rates, and
	iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss. Upon sale or liquidation of the net investment in the foreign entity the amount deferred will be recognized in income.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies – Continued

l)	Advertising

The Company expenses the cost of advertising when incurred. Advertising expenses are included with marketing and promotion in general and administrative expenses in the accompanying consolidated statements of operations.

m)	Shipping and Handling Charges

Shipping and handling costs are included in cost of sales in the accompanying consolidated statements of operations in accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs".

n)	Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

o)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, amounts due to related parties and promissory notes payable. Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

p)	Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations and credit risk primarily consist of amounts due to related parties and promissory notes payable.

q)	Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during any of the reported fiscal periods.

r)	Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information,” changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in two segments, Western Europe and the United States (Note 10).

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies – Continued

s)	Stock-Based Compensation

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

t)	Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

u)	Loss per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at September 30, 2006 and 2005. The Company has incurred net losses and has no potentially dilutive common shares, therefore; basic and diluted loss per share are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

v)	Treasury Stock

The Company accounts for acquisitions of treasury stock under the cost method. Treasury stock is recorded as a separate component of stockholders' equity at cost, and paid-in capital accounts are not adjusted until the time of sale, retirement or other disposition.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies – Continued

w)	Software Costs

The Company’s policy is that software development costs related to the product line are charged to expense as incurred in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”

Costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants' Statement ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software costs, if any, will be reflected as property and equipment on the balance sheet.

x)	Obligations Under Capital Leases

Leases are classified as either capital or operating. Leases that transfer substantially all of the benefits and risks of ownership of property to the company are accounted for as capital leases. At the time a capital lease is entered into, an asset is recorded with its related long-term financing. As at the current year-end, the Company does not have any capital lease obligations. Payments under operating leases are expensed as incurred.

y)	Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single- employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending September 30, 2007. The adoption of SFAS 158 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on October 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies - Continued

y)	Recently Adopted Accounting Standards - Continued

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period- specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

3.	Property and Equipment

Details are as follows:

			Net Book	Net Book
			Value	Value
		Accumulated	September 30,	September 30,
	Cost	Depreciation	2006	2005
Office and computer
equipment	$3,997	$2,755	$1,242	$2,476

4.	Agency Exploitation Agreement

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

5.	Promissory Notes Payable

During the prior year, the Company received $90,000 in cash by issuing promissory notes. These notes bear interest at the US bank prime rate and are payable on demand. The Company cancelled the loans when it entered into debt conversion agreements dated November 30, 2005, whereby the Company issued 360,000 common shares valued at $0.25 per share in full settlement of the $90,000 plus related interest of $1,633.

6.	Convertible Promissory Notes Payable

a)

During the current year, the Company issued a convertible promissory note ("Note") for $50,000 to an unrelated third party. The Note bears interest at the US bank prime rate compounded annually and the principal and accrued interest on the Note are due and payable on February 16, 2008. The holder of the Note will have the right to convert the principal and accrued interest into units of the Company at a conversion rate of $0.25 per unit. Each unit is comprised of one share ("Share") of common stock of the Company and one share purchase warrant ("Warrant"). Each Warrant entitles the holder to purchase one additional Share ("Warrant Share") at a price of $0.50 per Warrant Share, for a period of one year following the conversion date. As of September 30, 2006, the Company has accrued $2,321 (2005 - $Nil) in related interest.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

6.	Convertible Promissory Notes Payable - Continued

b)

During the current year, the Company issued a convertible promissory note ("Note") for $50,500 to an unrelated third party. The Note bears interest at the US bank prime rate compounded annually and the principal and accrued interest on the Note are due and payable on February 16, 2008. The holder of the Note will have the right to convert the principal and accrued interest into units of the Company at a conversion rate of $0.25 per unit. Each unit is comprised of one share ("Share") of common stock of the Company and one share purchase warrant ("Warrant"). Each Warrant entitles the holder to purchase one additional Share ("Warrant Share") at a price of $0.25 per Warrant Share, for a period of one year following the conversion date. As of September 30, 2006, the Company has accrued $2,147 (2005 - $411) in related interest.

7.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

a)

The amounts due to related parties of $56,135 (2005 - $14,644) are non-interest bearing and due on demand. Included in due to related parties are $4,879 (2005 - $3,413) with a corporate shareholder of the Company, $7,250 (2005 - $6,824), $15,917 (2005 - $4,407) owing to two separate companies with a director in common with a corporate shareholder of the Company and $28,089 (2005 - $Nil) owing to a company with an officer in common with a corporate shareholder of the Company.

b)

By employment agreement dated April 1, 2004 and amended July 20, 2004, the Company agreed to pay the Managing Director $51,618 (GBP28,000) per annum plus 236,143 common shares every three months to a maximum of 1,416,868 shares. As at September 30, 2005, the maximum common shares have been issued. During the year, $28,018 (2005 - $68,896) was paid to the Managing Director, of which $28,018 (2005 - $65,793) was in cash and $Nil (2005 - $3,103) was from the issuance of Nil (2005 – 944,582) shares.

c)	During the current year, the Company paid or accrued the following fees:

i)

$Nil (2005 - $5,181) for accounting; $Nil (2005 - $1,295) for legal; $Nil (2005 - $2,775) for marketing and promotion; $Nil (2005 - $6,476) for rent; $Nil (2005 - $4,533) for office to a company that is a shareholder of the Company;

	ii)	$10,343 (2005 - $4,625) for rent to a company with directors in common with a corporate shareholder of the Company; and

	iii)	$28,089 (2005 - $Nil) for consulting services to a company with an officer in common with a corporate shareholder of the Company.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

8.	Capital Stock

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

c)

During the year ended September 30, 2004, the Company issued 939,139 and allotted 236,143 common shares to the Managing Director for consulting and employment services. The shares were recorded at $1,467, being the fair value at the time of issuance and allotment (Note 7b).

d)

During the year ended September 30, 2005, the Company issued 944,582 common shares to the Managing Director for consulting and employment services. The shares were recorded at $3,103, being the fair value at the time of issuance (Note 7b).

e)	By agreement dated April 28, 2005, the Company issued 6,216,867 common shares in full settlement of $159,065 of debt owed to the majority shareholder (Note 9).

f)	On November 30, 2005, the Company issued 360,000 common shares at $0.25 per share in full settlement of the $90,000 promissory notes payable and related interest of $1,633 (Note 5).

g)

On November 30, 2005, the Company issued 10,000,000 common shares to acquire the Infrablue Technology from a related party. The value assigned was $2,500,000, being equal to the most recent share transaction of the Company at $0.25 per share (Note 4).

There were no warrants or stock options granted during the current period and none were outstanding as at September 30, 2006 and 2005.

9.	Loan Payable to Related Party

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

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

10.	Segmented Information

Details on a geographic basis as at September 30, 2006 are as follows:

	Western
	Europe	U.S.A.	Total
Assets	$19,305	$8,231	$27,536
Revenue	$34,857	$-	$34,857
Loss for the year	$(78,740)	$(2,714,932)	$(2,793,672)

Details on a geographic basis as at September 30, 2005 are as follows:

	Western
	Europe	U.S.A.	Total
Assets	$37,455	$103,822	$141,277
Revenue	$31,958	$-	$31,958
Loss for the year	$(156,724)	$(18,072)	$(174,796)

11.	Income Taxes

The Company has incurred non-capital losses for UK tax purposes of approximately $308,000, which may be carried forward indefinitely and used to reduce taxable income of future years. The Company also had accumulated net operating losses for U.S. federal income tax purposes of approximately $417,000, which may be carried forward until 2026 and used to reduce taxable income of future years. In addition, the Company has $2,361,000 of intellectual property costs deductible for tax purposes at $167,000 per year. Details of future income tax assets:

	September 30,	September 30,
Future income tax assets:	2006	2005
Net operating losses	$725,000	$264,000
Intellectual property costs deductible for tax	2,361,000	-
purposes
	3,086,000	264,000
Effective US and UK corporate tax rates	32%	31%
Future income tax asset	988,000	81,000
Valuation allowance	(988,000)	(81,000)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

12.	Non-Cash Transactions

The following is a schedule of non-cash investing and financing transactions:

			Cumulative
			From
			Incorporation
	For the	For the	(February 18,
	Year Ended	Year Ended	2004) to
	September 30,	September 30,	September 30,
	2006	2005	2006

Schedule of Non-Cash Investing and
Financing Transactions
Shares issued for acquisition of Infrablue Ltd.	$-	$35,661	$35,661
Shares issued to related party for debt	$-	$159,065	$159,065
Shares issued for consulting services	$-	$3,103	$4,570
Shares issued for intellectual property	$2,500,000	$-	$2,500,000
Shares issued for debt	$91,633	$-	$91,633
Shares issued for acquisition of assets and
liabilities of Tomi Holdings Inc.:
Due from Infrablue Ltd.	$-	$9,294	$9,294
Accrued liabilities	$-	$10,027	$10,027
Promissory notes payable	$-	$90,000	$90,000

13.	Comparative Figures

Some of the comparative figures have been reclassified to conform with the current year’s presentation.

14.	Commitment

a)

By agreement dated July 1, 2006, the Company entered into a one-year Consulting Agreement with a related company that has an officer in common with a corporate shareholder of the Company. The monthly payments for general consulting services is $9,183 (GBP5,000) for a minimum of one year beginning on the agreement date above. At September 30, 2006, $28,089 (GBP15,000) was accrued (Note 7c(iii)). This agreement will automatically renew on a month-to- month basis with the same terms and conditions. At any time after July 1, 2007, either party may terminate this agreement with one month’s advance written notice.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
US Funds

14.	Commitment - Continued

b)

By agreement dated August 9, 2006, the Company entered into a Supply Services Contract with an unrelated party for investor relations services ending December 31, 2006. The consideration for the services includes $12,000 in cash payments and 25,000 common stock of the Company. The amount of $6,000 (accrued) was payable on September 8, 2006, the execution date, and the balance of $6,000 is due within 90 days from the execution date. The 25,000 common shares was payable within 15 days from the execution date. As at November 2, 2006, the 25,000 shares have not been issued.

Upon agreement of both parties, the contract will continue on a month-to-month basis requiring a payment of $4,000 per month. Specific services that are outside the terms of the contract will be charged at $150 per hour or $1,000 per full workday. Termination of the contract will occur upon written notice to either party by the other party.

c)

By agreement dated August 21, 2006, the Company entered into a one-year Consulting Agreement with an unrelated party. The monthly payments for general consulting services are $12,500 for six consecutive months beginning October 1, 2006 and $25,000 (accrued) on execution of the agreement.

In addition, the Company will issue 200,000 restricted shares in the common stock of the Company within 20 business days from October 1, 2006. As at November 2, 2006, the 200,000 shares have not been issued.

The agreement will continue on a month-to-month basis, unless either party provides at least 10 business days written notice of non-renewal.

The accrued fees and the value assigned to the share component of consulting fees exceeded the actual value of services provided during the year, which resulted in a prepaid balance of $8,151 as at September 30, 2006.

d)

By agreement dated September 15, 2006, the Company entered into a two-year Finders Fee Consulting Agreement with an unrelated party. The Company will issue restricted shares, on a non-diluted basis, equal to 5% of the total number of issued and outstanding in the common stock of the Company as of the date of initial introduction of the acquired assets or business to the Company. The shares shall be issued as at the date of the successful completion of the acquisition of assets or business.

In addition, the Company will grant the unrelated party, options exercisable for a period of two years in the amount of to purchase shares at $0.25 per share in the common stock of the Company, on a non-dilutive basis, equal to 5% of the total number of issued and outstanding shares of the Company as at the date of the initial introduction of the acquired assets or business to the Company. This condition has not been met therefore no stock based expense has been recorded.

The contract will automatically renew for an additional two-year term.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Mitchell Johnson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) .

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

During the fiscal year ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the fiscal year ended September 30, 2006.

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

(c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Item 8B.	Other Information

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our executive officer and director and his age as of December 27, 2006 are as follows:

Name of Director	Age
Mitchell Johnson	26
Name of Executive Officer	Age	Office
Mitchell Johnson	26	President and Chief Executive Officer

The following describes the business experience of Mr. Mitchell Johnson, our sole director and executive officer. Mr. Johnson has not been a director of any reporting company under the Exchange Act or any other publicly traded company.

Mitchell Johnson is our president, chief executive officer and sole director. Mr. Johnson was appointed to our board of directors and as our president and chief executive officer on August 31, 2005, concurrent with the closing of our acquisition of our subsidiary, InfraBlue UK. Mr. Johnson has been the managing director of InfraBlue UK since May 2004, and continues to serve in that capacity. From February 2003 to May 2004, Mr. Johnson was an account manager and sales executive with LDC Network Limited, a company engaged in the business of Java mobile gaming aggregation and distribution, with exclusive rights to games distribution in Europe for some of the top development companies in South Korea. At LDC Network Limited, Mr. Johnson was involved in the distribution of games to Vodafone, AT&T Wireless, T-Mobile, Yahoo, Lycos and other major media providers. From October 2002 to February 2003, Mr. Johnson was a sales executive with The Combined Insurance Company of America, a company engaged in the insurance business. From 1999 to 2002, Mr. Johnson studied for his Bachelor of Science (Hons) degree at the University of Wales Institute, Cardiff.

Mitchell Johnson devotes his efforts full-time to our business.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee and Audit Committee Financial Expert

Our board of directors has not established an audit committee. Accordingly, our board of directors presently performs the functions that would customarily be undertaken by an audit committee.

Our board of directors has determined that Mr. Mitchell Johnson, our sole director and officer, does not qualify as an “audit committee financial expert”, as defined by the rules of the SEC. Further, Mr. Johnson is not “independent”, as that term is defined in Rule 121 of the American Stock Exchange (“AMEX”) listing standards, as he is our sole executive officer in addition to being our sole director.

Compensation Committee

Our board of directors has not established a compensation committee.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have one director, officer and shareholder, namely Mr. Mitchell Johnson. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Significant Employees

We have no significant employees other than Mitchell Johnson, our president, chief executive officer and sole director.

Committees of the Board Of Directors

At present, we do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, we will consider seeking suitable candidates for election as directors, and establishing various committees, during the current fiscal year.

Family Relationships

We do not currently anticipate the election or appointment as directors and officers of our company any persons who are related to each other or to our existing officer and director.

Involvement in Certain Legal Proceedings

None of our directors, executive officers and control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or decision has not been reversed, suspended, or vacated.

Promoters

The term “promoter” is defined in Rule 405 under the Securities Act of 1933 to include, with reference to an issuer such as the Company, any person who, acting alone or in conjunction with one more persons, directly or indirectly takes initiative in founding and organizing the business of the issuer, as well as any person who, in connection with the founding and organizing of business of the issuer, directly or indirectly receives in consideration of services and/or property, 10 percent or more of any class of securities of the issuer or 10 percent or more of the proceeds from the sale of any class of such securities.

Rebecca Poncini, Mitchell Johnson, PublicLock and Outlander Management are considered promoters of our company, having taken initiative in organizing our current business. (For additional details, please see the discussion under “Description of Business.”)

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of the our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended September 30, 2006 all such filing requirements applicable to our officers and directors were complied with except as noted below:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Form
Mitchell Johnson, President, CEO, CFO and Director	Nil	Nil	Nil
Infrablue Inc. (Greater than 10% Shareholder)	One	Nil	Nil
Keydata Technology Partnership 3 LLP (Greater than 10% Shareholder)	One	Nil	Nil

Item 10.	Executive Compensation

Summary Compensation Table

The following table sets forth certain compensation information as to our president and chief executive officer, Mitchell Johnson for the fiscal years ended September 30, 2006, 2005 and 2004.

No other compensation was paid to Mr. Johnson other than the cash and stock compensation set forth below.

Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
		Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards	Securities Underlying Options/SARS (#)	LTIP payouts ($)
Mitchell Johnson	2006 2005 2004	28,018 65,793 22,534	Nil Nil Nil	Nil 3,103 (1) 1,467 (1)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1) Comprised of the issuance of ordinary shares of InfraBlue UK which were subsequently exchanged for shares of our common stock upon completion of our acquisition of InfraBlue UK.

Employment Agreements

Mitchell Johnson provides his services as chief executive officer to us under a contract dated April 1, 2004. Mr. Johnson is obligated to devote his full business time to our business. Our contract with Mr.

Johnson provides for a salary of £28,000 per annum ($54,880 based on a foreign exchange rate on December 27, 2006 of $1.96:£1.00) . The contract was subsequently amended to provide for an annual salary of £32,000 ($62,720 based on a foreign exchange rate on December 27, 2006 of $1.96:£1.00) effective October 1, 2004; this amendment has not yet been memorialized in writing. In addition, pursuant to a letter agreement dated April 1, 2004, as amended on July 20, 2004, InfraBlue UK appointed Mr. Johnson as a director and agreed to issue up to a maximum of 245,000 fully paid ordinary shares to him. By agreement, all 245,000 shares were issued to Mr. Johnson prior to the execution of the Share Exchange Agreement. These shares were exchanged for 1,416,868 shares of our common stock upon completion of our acquisition of InfraBlue UK. No additional shares are issuable to Mr. Johnson pursuant to these agreements.

Effective April 1, 2006, Mr. Johnson elected to forgo his salary, primarily due to our not having sufficient funds to pay Mr. Johnson’s salary. The forgone wages are not to be reimbursed by us nor is any compensation to be received on account of Mr. Johnson’s services for which he has elected to forgo his salary.

Compensation of Directors

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Stock Option Grants

We have never granted any stock options to our directors and officers.

Exercises of Stock Options and Year-End Option Values

None of our directors or officers exercised any stock options (i) during our fiscal year ended September 30, 2006, or (ii) since the end of our fiscal year on September 30, 2006.

Outstanding Stock Options

Our director and officer does not hold any options to purchase any shares of our common stock.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 27, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our officers, and (iv) our officers and directors as a group. Each stockholder listed possesses sole voting and investment power with respect to the shares shown.

	Name and address	Amount and nature
Title of class	of beneficial owner(2)	of beneficial owner	Percentage of class(1)
Directors and Officers
Common Stock	Mitchell Johnson 44 Camelsdale Road, Haslemere, Surrey GU27 3SQ U.K.	1,416,867	5.05%
Common Stock	All executive officers and directors as a group (one person)	1,416,867	5.05%
5% Shareholders
Common Stock	PublicLock Inc. (3)	5,579,820	19.88%
Common Stock	Keydata Technology Partnership 3 LLP (4)	10,000,000	35.63%

(1)	The percentage of class is based on 28,065,800 shares of common stock issued and outstanding as of December 27, 2006.

(2)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(3)	Garth Hochong is the founder and director of Publiclock Inc. and exercises voting and dispositive power over the shares held by Publiclock Inc.

(4)	Stewart Ford is the administrating partner for the Keydata Technology Partnership 3 LLP and exercises voting and dispositive power over the shares held by the Keydata Technology Partnership 3 LLP.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our articles of incorporation or our by-laws, the operation of which may at a subsequent date result in a change of control of our company.

Item 12.	Submission of Matters to a Vote of Securities Holders

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

Rebecca Poncini

Rebecca Poncini, our initial director and officer, acquired 500,000 shares of our common stock at a price of $0.001 per share. Rebecca Poncini paid a total purchase price of $500 for these shares on April 8, 2005.

Mitchell Johnson

Mitchell Johnson is our sole officer and director. Prior to our acquisition of InfraBlue UK, Mr. Johnson was the managing director and a shareholder of InfraBlue UK. Under the share exchange agreement whereby we acquired InfraBlue UK as our wholly-owned subsidiary, Mr. Johnson received 1,416,868 shares in our company in exchange for his shares in InfraBlue UK. Upon the acquisition of InfraBlue UK, Mr. Johnson was appointed to replace Ms. Poncini as our sole officer and director.

Mitchell Johnson is party to an employment agreement with InfraBlue UK dated April 1, 2004. In addition, pursuant to a letter agreement dated April 1, 2004, as amended on July 20, 2004, InfraBlue UK appointed Mr. Johnson as a director and issued 245,000 ordinary shares to him. These shares were exchanged for 1,416,867 shares of our common stock upon completion of our acquisition of InfraBlue UK.

PublicLock Inc.

InfraBlue UK’s initial corporate activities were funded by PublicLock. InfraBlue UK entered into a loan agreement dated October 4, 2004 with PublicLock whereby PublicLock agreed to extend a secured loan facility to InfraBlue UK in the maximum amount of £150,000 ($267,405, based on the foreign exchange rate on October 4, 2004 of $1.7827:£1.0000) . As at April 28, 2005, InfraBlue UK’s outstanding debt to PublicLock under the secured loan facility was £83,450 ($159,065, based on a foreign exchange rate on April 28, 2005 of $1.9061:£1.0000) . InfraBlue UK and PublicLock entered into a debt settlement agreement on April 28, 2005 whereby the outstanding debt was settled by the issuance to PublicLock of 1,075,000 Ordinary A shares in the capital of InfraBlue UK at a deemed value of £0.0776 per share. PublicLock subsequently exchanged these shares for shares of our common stock upon completion of the share exchange agreement on August 31, 2005.

PublicLock received 10,004,820 shares of our common stock on August 31, 2005 upon the completion of our acquisition of InfraBlue UK pursuant to the Share Exchange Agreement. These shares were issued by us in exchange for PublicLock’s shares in InfraBlue UK.

PublicLock had acquired the InfraBlue Technology effective September 12, 2003 for £150,000 ($248,400, based on the foreign exchange rate on September 12, 2003 of $1.6560:£1.0000) in cash consideration. PublicLock subsequently granted licenses to four entities on October 6, 2003, with each entity acquiring rights to exploit the InfraBlue Technology and commercialize the IRMA device in a different territory. On October 13, 2003, PublicLock sold its rights in the InfraBlue Technology and the IRMA device to the Keydata Partnership, subject to the four licenses. PublicLock entered into an agreement with the Keydata Partnership dated November 1, 2005 to purchase from Keydata Partnership a wholly-owned subsidiary that then held the intellectual rights in the InfraBlue Technology and the IRMA device. The wholly-owned subsidiary was a newly incorporated company that was incorporated for the purpose of completing the sale of the intellectual rights in the InfraBlue Technology and the IRMA device by Keydata Partnership to Publiclock.

We purchased the InfraBlue Technology from PublicLock on November 30, 2005 pursuant to an intellectual property acquisition agreement between us and PublicLock dated November 1, 2005. This acquisition followed the purchase by PublicLock of the intellectual property from the Keydata Partnership. We issued 10,000,000 shares of our common stock to PublicLock in consideration of these intellectual property assets. PublicLock in turn paid as consideration 10,000,000 shares of our common stock to the Keydata Partnership in connection with the acquisition of the subsidiary of the Keydata Partnership that held the InfraBlue Technology. The determination of the number of shares issued for the intellectual property assets and subsequently transferred to the Keydata Partnership was determined by arms-length negotiation with the Keydata Partnership as the lowest number of shares of our common stock that the Keydata Partnership was prepared to accept as consideration for the transfer of the intellectual property assets. The Keydata Partnership was not one of our shareholders at the time of the negotiation of this transaction. Mr. Paul Carter was the representative of the Keydata Partnership in the negotiation of this transaction. Mr. Carter is not a director, officer or shareholder of either Publiclock or Infrablue.

This agreement is described in detail above under “Description of Business.”

Outlander Management

Outlander Management entered into a services agreement with InfraBlue UK on August 4, 2004 whereby Outlander Management provided administrative, legal administration and financial services, and marketing and sales support and advice to InfraBlue UK. The administrative services included the use of shared office space. InfraBlue UK paid to Outlander Management an amount equal to £2,000 per month ($3,649.60 per month based on a foreign exchange rate on August 4, 2004 of $1.8248:£1.0000) in consideration for these services. The services agreement was terminated on April 30, 2005, at which time we entered into a new administration contract with Azuracle Ltd., as described below.

Outlander Management became one of our shareholders as a result of exchanging its original equity interest in InfraBlue UK for shares of our common stock under the share exchange agreement dated May 23, 2005. Outlander Management currently holds less than 5 percent of our issued and outstanding shares of common stock.

This agreement is described in detail above under “Description of Business.”

Azuracle Ltd.

We entered into an administration contract with Azuracle Ltd. on May 1, 2005, under which Azuracle provides us with office space in shared office premises and administration services, including telephone, reception and Internet access services. Presently, Azuracle is charging us a monthly administration fee of

£500 per month ($980 per month based on a foreign exchange rate on December 27, 2006 of $1.96:£1.00) . Azuracle’s actual operational costs will be reviewed periodically and the monthly charges may be adjusted on a prospective basis.

As at September 30, 2006, we owed $15,917 ($4,407 as of September 30, 2005) to Azuracle for rent for the period from May 1 to September 30, 2006.

This agreement is described in detail above under “Description of Business.”

Item 13.	Exhibits

The following exhibits are included with this Annual report on Form 10-KSB:

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(1)	By-Laws
10.1(1)	Agency Agreement dated March 30, 2004 among HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited, MIR Technologies LLC and InfraBlue Ltd.
10.2(1)	Employment Agreement between InfraBlue Ltd. and Mitchell Johnson dated April 1, 2004
10.3(1)	Letter Agreement dated April 1, 2004 confirming Mitchell Johnson’s appointment as a director of InfraBlue Ltd.
10.4(1)	Letter Agreement dated July 20, 2004 amending the Letter Agreement between InfraBlue Ltd. and Mitchell Johnson dated April 1, 2004
10.5(1)	Loan Agreement dated October 4, 2004 between InfraBlue Ltd. and PublicLock Inc.
10.6(1)	Debenture between InfraBlue Ltd., as issuer, and PublicLock Inc., as holder, dated October 4, 2004
10.7(1)	Debt Settlement Agreement dated April 28, 2005 between InfraBlue Ltd. and PublicLock Inc.
10.8(1)	Share Exchange Agreement dated May 23, 2005, as amended, among Tomi Holdings Inc., InfraBlue Ltd. and the stockholders of InfraBlue Ltd.
10.9(1)	Intellectual Property Purchase Agreement dated November 1, 2005 between InfraBlue (US) Inc. and PublicLock Inc.
10.10(1)	Debt Conversion Agreement dated November 30, 2005 between Tomi Holdings Inc. and Overseas Investments and Finance Limited

Exhibit Number	Description of Exhibit
10.11(1)	Debt Conversion Agreement dated November 30, 2005 between Tomi Holdings Inc. and Starfield Holdings Group Ltd.
10.12(1)	Termination and Release Agreement dated November 30, 2005 among HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited, MIR Technologies LLC and InfraBlue Ltd.
10.13(2)	Administration Services Agreement dated May 1, 2005 between Infrablue Ltd. and Azuracle Limited
10.14(3)	Form of Regulation S Subscription Agreement for Convertible Notes
31.1(4)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1(4)

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the SEC on December 16, 2005

(2)	Filed as an exhibit to the Amendment No. 1 to Form SB-2 filed with the SEC on February 10, 2006.

(3)	Filed as an exhibit to the Amendment No. 2 to Form SB-2 filed with the SEC on March 21, 2006.

(4)	Filed as an exhibit to this Annual report on Form 10-KSB.

Item 14.	Principal Accountant Fees and Services

The following table sets forth information regarding amounts billed to us by our independent auditors for each of our last two fiscal years:

		Year Ended September 30,
		2006		2005
Audit Fees		$54,201.25		$37,051.67
Audit Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total	$	Nil	$	Nil

Audit Fees

Audit fees are the aggregate fees billed by our independent auditor for the audit of our annual consolidated financial statements, reviews of our interim consolidated financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFRABLUE (US) INC.

By: /s/ Mitchell Johnson
Mitchell Johnson
Chief Executive Officer and Chief Financial Officer
Date: December 29, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mitchell Johnson	Chief Executive Officer	December 29, 2006
(Principal Executive Officer),
Chief Financial Officer
Mitchell Johnson	(Principal Accounting Officer) and Director