Form 10QSB
period 2006-12-31
INFRABLUE (US) INC.
filed 2007-02-14
CIK 1343465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2006

[  ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the transition period from ___________ to ___________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 28,065,800 shares of common stock as of February 12, 2007.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ x ]

INFRABLUE (US) INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
December 31, 2006

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited condensed consolidated interim financial statements of Infrablue (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Interim Consolidated Balance Sheets as at December 31, 2006 (unaudited) and September 30, 2006 (audited)	F-1

Interim Consolidated Statements of Operations for the three months ended December 31, 2006 and 2005 and for the period from incorporation (February 18, 2004) to December 31, 2006	F-2

Interim Consolidated Statements of Cash Flows for the three months ended December 31, 2006 and 2005 and for the period from incorporation (February 18, 2004) to December 31, 2006	F-3

Notes to Interim Consolidated Financial Statements	F-4

INFRABLUE (US) INC.

(Formerly Tomi Holdings Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS NOTES TO

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
US Funds

	December 31,	September 30,
	2006	2006
ASSETS	(Unaudited)	(Audited)
Current
Cash	$1,468	$679
Prepaids	7,842	8,151
Accounts receivable	5,805	3,601
Inventory	11,653	13,863
	26,768	26,294

Equipment, net of $3,228 accumulated depreciation	953	1,242
	$27,721	$27,536

LIABILITIES
Current
Accounts payable	$151,255	$49,879
Accrued liabilities	46,547	60,275
Accrued interest (Note 3)	6,558	4,468
Due to related parties (Note 4)	89,754	56,135
	294,114	170,757

Convertible Promissory Notes Payable (Note 3)	100,500	100,500

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock
Authorized: 100,000,000 shares with $0.001 par value
Issued and fully paid: 28,065,800 (December 31, 2006 and
September 30, 2006)	28,066	28,066
Additional paid-in capital	2,776,256	2,776,256
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued and fully paid: Nil	-	-
Accumulated Comprehensive Loss	(9,952)	(7,248)
Deficit accumulated during the development stage	(3,161,263)	(3,040,795)
	(366,893)	(243,721)
	$27,721	$27,536

Going Concern (Note 1)
Commitments (Note 8)

- See Accompanying Notes -

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Operations
US Funds
(Unaudited)
			Cumulative
			From
			Incorporation
	For the Three	For the Three	(February 18,
	Months Ended	Months Ended	2004) to
	December 31,	December 31,	December 31,
	2006	2005	2006
Sales	$3,023	$14,583	$69,838
Cost of Sales	(2,758)	(11,139)	(52,616)
Gross Profit	265	3,444	17,222
General and Administrative Expenses
Accounting and auditing	27,192	53,675	233,186
Consulting	67,195	-	114,258
Depreciation	372	308	3,022
Development	-	-	9,567
Filing fees	135	-	6,765
Intellectual Property (Note 2)	-	2,500,000	2,500,000
Interest and bank charges	2,283	1,325	9,638
Investor relations	11,579	-	18,250
Legal	3,883	14,470	67,533
Marketing and promotion	-	3,722	37,310
Office and information technology	94	351	11,274
Rent	2,874	2,624	29,294
Salaries and wages	5,113	15,785	136,442
Sub-contractors	-	-	5,551
Test equipment	-	1,232	1,439
Travel	13	32	2,491
	120,733	2,593,524	3,186,020

Loss from Operations	(120,468)	(2,590,080)	(3,168,798)
Other Income and (Expense)
Foreign exchange loss	-	(828)	(1,172)
Gain on forgiveness of debt	-	-	869
Recovery of license fees	-	-	7,838
Net loss	$(120,468)	$(2,590,908)	$(3,161,263)

Loss per Share – Basic and Diluted	$(0.00)	$(0.12)

Weighted Average Shares Outstanding	28,065,800	21,309,278

- See Accompanying Notes -

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
US Funds
(Unaudited)
			Cumulative
			From
			Incorporation
	For the Three	For the Three	(February 18,
	Months Ended	Months Ended	2004) to
	December 31,	December 31,	December 31,
	2006	2005	2006
Operating
Net loss	$(120,468)	$(2,590,908)	$(3,161,263)
Items not involving cash:
Depreciation	372	308	3,022
Shares for consulting services	-	-	4,570
Shares issued for intellectual property (Note 2)	-	2,500,000	2,500,000
Changes in non-cash working capital items:
Accounts receivable	(2,204)	(1,799)	(5,805)
Prepaids	(3,502)	-	(7,842)
Inventory	6,021	(7,280)	(11,653)
Accounts payable	101,376	53,748	151,255
Accrued liabilities	(13,728)	(9,616)	36,520
Accrued interest	2,090	1,034	8,191
Net cash flows used in operations	(30,043)	(54,513)	(483,005)

Investing
Acquisition of equipment	-	-	(3,892)
Cash acquired on purchase of Tomi Holdings Inc.
(Note 1)	-	-	135,688
Net cash flows from investing activities	-	-	131,796

Financing
Convertible promissory notes payable	-	-	100,500
Loan from related party	-	-	159,065
Amounts due to related parties	33,619	2,231	89,754
Share issuances for cash	-	-	13,393
Net cash flows from financing activities	33,619	2,231	362,712

Effect of exchange rate changes	(2,787)	34	(10,035)

Net Increase (Decrease) in Cash	789	(52,248)	1,468
Cash, Beginning	679	122,913	-
Cash, Ending	$1,468	$70,665	$1,468

Supplemental Cash Flow Information
Non-cash items:

Income Taxes Paid	$-	$-	$-
Interest Paid	$125	$111	$236

- See Accompanying Notes -

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006 and 2005
US Funds
(Unaudited)

1.	Organization and Going Concern

Organization

Infrablue (US) Inc. (the "Company") was incorporated on April 5, 2005 under the laws of the State of Nevada. On October 20, 2005, the Company changed its name from Tomi Holdings Inc. to Infrablue (US) Inc.

By letter of intent dated April 18, 2005 and a Share Exchange Agreement ("Agreement") dated May 23, 2005 and as amended on June 30, 2005 and July 31, 2005 with Infrablue Ltd. ("Infrablue"), a United Kingdom corporation, wherein the Company agreed to issue to the shareholders of Infrablue 12,000,000 shares of the Company in exchange for the 2,075,000 shares that constituted all the issued and outstanding shares of Infrablue. On August 31, 2005, Infrablue completed the reverse acquisition (“RTO”) under the Agreement with the Company. Immediately before the date of the RTO, the Company had 100,000,000 common shares authorized and 5,705,800 shares of common stock issued and outstanding. Pursuant to the RTO, all of the 2,075,000 issued and outstanding shares of common stock of Infrablue were exchanged for 12,000,000 of the Company’s shares, on an approximate 5.783 to 1 basis.

Immediately after the RTO, the management of Infrablue took control of the board and officer positions of the Company, constituting a change of control. Because the former owners of Infrablue gained control of the Company, the transaction would normally have been considered a purchase by Infrablue. However, since the Company was not carrying on a business, the transaction was not considered to be a business combination. Instead, the transaction was accounted for as a recapitalization of Infrablue and the issuance of stock by Infrablue (represented by the outstanding shares of the Company) for the assets and liabilities of the Company.

Infrablue was incorporated February 18, 2004 and is a technology and marketing company, headquartered in London, England. The major asset of Infrablue is the intellectual property to market the Infrablue Technology.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2006, the Company has a working capital deficiency of $267,346, an accumulated deficit of $3,161,263 and has incurred an accumulated operating cash flow deficit of $483,005 since incorporation. The Company intends to continue funding operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.

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

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006 and 2005
US Funds
(Unaudited)

1.	Organization and Going Concern (continued)

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2006 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

2.	Agency Exploitation Agreement

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

The purchase of the intellectual property was pursuant to an agreement dated November 1, 2005, whereby the Company acquired from its majority stockholder, the Infrablue Technology by issuing 10,000,000 common shares. The Infrablue Technology is comprised of a suite of software programs and a computer peripheral device that enables users to make presentations wirelessly, directly from a personal digital assistant or mobile smartphone to a projector. The value assigned was $2,500,000, being equal to the most recent share transaction of the Company at $0.25 per share. This amount was expensed, as it does not meet the criteria for capitalization as set out in Statement of Financial Accounting Standards No. 86.

3.	Convertible Promissory Notes Payable

a)

During the year ended September 30, 2006, the Company issued a convertible promissory note ("Note") for $50,000 to an unrelated third party. As of December 31, 2006, the Company has accrued $3,361 (September 30, 2006 - $2,321) in related interest.

b)

During the year ended September 30, 2006, the Company issued a Note for $50,500 to an unrelated third party. As of December 31, 2006, the Company has accrued $3,197 (September 30, 2006 - $2,147) in related interest.

Both of the Notes bear interest at the US bank prime rate compounded annually and the principal and accrued interest on the Note are due and payable on February 16, 2008. The holders of the Notes will have the right to convert the principal and accrued interest into units of the Company at a conversion rate of $0.25 per unit. Each unit is comprised of one share ("Share") of common stock of the Company and one share purchase warrant ("Warrant"). Each Warrant entitles the holder to purchase one additional Share ("Warrant Share") at a price of $0.50 per Warrant Share for the $50,000 Note and a price of $0.25 for the $50,500 Note, for a period of one year following the conversion date.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006 and 2005
US Funds
(Unaudited)

4.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

a)

The amounts due to related parties of $89,754 (September 30, 2006 - $56,135) are non-interest bearing and due on demand. Included in due to related parties are $5,105 (September 30, 2006 - $4,879) with a corporate shareholder of the Company, $19,591 (September 30, 2006 - $15,917) owing to two separate companies with a director in common with a corporate shareholder of the Company and $65,059 (September 30, 2006 - $35,339) owing to a company with an officer in common with a corporate shareholder of the Company.

b)

By employment agreement dated April 1, 2004 and amended July 20, 2004, the Company agreed to pay the Managing Director $51,618 (GBP28,000) per annum plus 236,143 common shares every three months to a maximum of 1,416,868 shares. As at September 30, 2005, the maximum common shares have been issued. During the period ended December 31, 2006, $5,017 (December 31, 2005 - $13,994) was paid to the Managing Director in cash.

	c)	During the current period, the Company paid or accrued the following fees:

		i)	$2,874 (December 31, 2005 - $2,624) for rent to a company with directors in common with a corporate shareholder of the Company; and

		ii)	$29,387 (December 31, 2005 - $Nil) for consulting services to a company with an officer in common with a corporate shareholder of the Company.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

5.	Capital Stock

The Company’s capitalization is 100,000,000 common shares with a par value of $0.001 per share.

There were no warrants or stock options granted during the current period and none were outstanding as at December 31, 2006 and September 30, 2006.

6.	Segmented Information

Details on a geographic basis as a December 31, 2006 are as follows:

	Western
	Europe	U.S.A.	Total
Assets	$19,835	$7,886	$27,721
Revenue	$3,023	$-	$3,023
Loss for the period	$(17,161)	$(103,307)	$(120,468)

Details on a geographic basis as at September 30, 2006 are as follows:
	Western
	Europe	U.S.A.	Total
Assets	$19,305	$8,231	$27,536
Revenue	$34,857	$-	$34,857
Loss for the period	$(78,740)	$(2,714,932)	$(2,793,672)

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006 and 2005
US Funds
(Unaudited)

7.	Income Taxes

The Company has incurred non-capital losses for UK tax purposes of approximately $325,000, which may be carried forward indefinitely and used to reduce taxable income of future years. The Company also had accumulated net operating losses for U.S. federal income tax purposes of approximately $562,000, which may be carried forward until 2026 and used to reduce taxable income of future years. In addition, the Company has $2,319,000 of intellectual property costs deductible for tax purposes at $167,000 per year. Details of future income tax assets:

	December 31,	September 30,
Future income tax assets:	2006	2006
Net operating losses	$887,000	$725,000
Intellectual property costs deductible for tax	2,319,000	2,361,000
purposes
	3,206,000	3,086,000
Effective US and UK corporate tax rates	33%	32%
Future income tax asset	1,058,000	988,000
Valuation allowance	(1,058,000)	(988,000)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

8.	Commitments

a)

By agreement dated July 1, 2006, the Company entered into a one-year Consulting Agreement with a related company that has an officer in common with a corporate shareholder of the Company. The monthly payments for general consulting services is $9,183 (GBP5,000) for a minimum of one year beginning on the agreement date above. At December 31, 2006, $57,475 (GBP30,000) was accrued (Note 4a). This agreement will automatically renew on a month-to-month basis with the same terms and conditions. At any time after July 1, 2007, either party may terminate this agreement with one month’s advance written notice.

b)

By agreement dated August 9, 2006, the Company entered into a Supply Services Contract with an unrelated party for investor relations services ending December 31, 2006. The consideration for the services includes $12,000 in cash payments and 25,000 common stock of the Company. The amount of $6,000 (accrued) was payable on September 8, 2006, the execution date, and the balance of $6,000 (accrued) is due within 90 days from the execution date. The 25,000 common shares was payable within 15 days from the execution date. As at January 19, 2007, the 25,000 shares have not been issued.

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

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006 and 2005
US Funds
(Unaudited)

8.	Commitments (continued)

c)

By agreement dated August 21, 2006, the Company entered into a one-year Consulting Agreement with an unrelated party. The monthly payments for general consulting services are $12,500 for six consecutive months beginning October 1, 2006 and $25,000 (accrued) on execution of the agreement. In addition, the Company will issue 200,000 restricted shares in the common stock of the Company within 20 business days from October 1, 2006. As at January 19, 2007, the 200,000 shares have not been issued.

The agreement will continue on a month-to-month basis, unless either party provides at least 10 business days written notice of non-renewal.

The accrued fees and the value assigned to the share component of consulting fees exceeded the actual value of services provided to date, which resulted in a prepaid balance of $7,842 as at December 31, 2006.

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

In addition, the Company will grant the unrelated party, options exercisable for a period of two years in the amount to purchase shares at $0.25 per share in the common stock of the Company, on a non- dilutive basis, equal to 5% of the total number of issued and outstanding shares of the Company as at the date of the initial introduction of the acquired assets or business to the Company. This condition has not been met therefore no stock based expense has been recorded.

The contract will automatically renew for an additional two-year term.

Item 2. Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended December 31, 2006 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended December 31, 2006.

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

Our plan of operations for the next twelve months is to complete the following objectives within the time periods and within the budgets specified, subject to our achieving the necessary financing:

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

We anticipate that our planned expenditures over the next twelve months in the amount of $198,000 will exceed our cash reserves and working capital plus the amount that we anticipate deriving from sales of our IRMA devices. We presently have cash to fund our operations for less than one month. We anticipate that we will require financing the amount of approximately $450,000 in order to carry out our plan of operations for the next twelve months and to pay for our working capital deficit.

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

Results Of Operations – Three months Ended December 31, 2006 and 2005

References to the discussion below to fiscal 2007 are to our current fiscal year which will end on September 30, 2007. References to fiscal 2006 and fiscal 2006 are to our fiscal years ended September 30, 2006 and 2005, respectively.

			Cumulative
			From
			Incorporation
	For the Three	For the Three	(February 18,
	Months Ended	Months Ended	2004 ) to
	December 31,	December 31,	December 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$3,023	$14,583	$69,838
Cost of Sales	(2,758)	(11,139)	(52,616)
Gross Profit	265	3,444	17,222
General and Administrative Expenses
Accounting and auditing	27,192	53,675	233,186
Consulting	67,195	-	114,258
Depreciation	372	308	3,022
Development	-	-	9,567
Filing fees	135	-	6,765

Intellectual Property (Note 2)	-	2,500,000	2,500,000
Interest and bank charges	2,283	1,325	9,638
Investor relations	11,579	-	18,250
Legal	3,883	14,470	67,533
Marketing and promotion	-	3,722	37,310
Office and information technology	94	351	11,274
Rent	2,874	2,624	29,294
Salaries and wages	5,113	15,785	136,442
Sub-contractors	-	-	5,551
Test equipment	-	1,232	1,439
Travel	13	32	2,491
	120,733	2,593,524	3,186,020

Loss from Operations	(120,468)	(2,590,080)	(3,168,798)

Other Income and (Expense)
Foreign exchange loss	-	(828)	(1,172)
Gain on forgiveness of debt	-	-	869
Recovery of license fees	-	-	7,838
Net loss	$(120,468)	(2,590,908)	$(3,161,263)

Revenue

Our sales are comprised of sales of our IRMA devices.

We experienced our initial sales of our IRMA devices during fiscal 2005. We sold 74 devices during this period.

We continued to earn revenues from sales of our IRMA devices during the first three months of fiscal 2007. Our revenues decreased to $3,023 for the first three months ended December 31, 2006 from $14,583 for the three months ended December 31, 2005. We sold 10 IRMA devices during the first three months of fiscal 2007.

Cost of Sales

Cost of sales is comprised of amounts that we have paid to Flander Oy for purchase of IRMA devices for resale.

Cost of sales decreased to $2,758 during the first three months of fiscal 2007 from $11,139 during the first three months of fiscal 2006 and reflected our decreased sales during the first three months of fiscal 2007.

Gross Profit

Our gross profit during the first three months of fiscal 2007 declined to $265, compared to $3,444 during the first three months of fiscal 2006.

Salaries and Wages

Salaries and wages are primarily comprised of salary paid to Mitchell Johnson, our sole executive officer and employee.

Salaries and wages decreased to $5,113 during the first three months of fiscal 2007 from $15,785 during the first three months of fiscal 2006, which reflected the agreement of Mr. Johnson to forgo his salary commencing April 1, 2006.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Accounting and auditing expenses decreased during the three months ended December 31, 2006 compared to the three months ended December 31, 2005 as a result of our completing our audited annual and unaudited interim financial statements prepared in connection with the filing of a registration statement with the SEC during fiscal 2006. Accounting and auditing expenses during the three months ended December 31, 2006 have related to ongoing continuous reporting obligations under the Securities Exchange Act of 1934.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the completion of our corporate reorganization and our filing a registration statement with the SEC and becoming a reporting company under the Securities Exchange Act of 1934.

Legal expenses decreased during the three month period ended December 31, 2006 compared to the three months ended December 31, 2005 as a result of our completing our corporate reorganization and preparing and filing of a registration statement with the SEC during fiscal 2006. Legal expenses during the three months ended December 31, 2006 have related to ongoing continuous reporting obligations under the Securities Exchange Act of 1934.

Office and Information Technology

Office and information technology expenses are attributable to purchase of products including demonstration equipment, test equipment, competitor analysis and business machines.

Office and information technology expenses declined significantly during the first three months of fiscal 2007 compared to the first three months of fiscal 2006 as we had completed development of our IRMA devices and are now selling IRMA devices.

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

Liquidity and Financial Resources

We had cash of $1,468 and working capital deficit of $267,346 as at December 31, 2006, compared to cash of $679 and a working capital deficit of $144,463 as at September 30, 2006.

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

Cash used in Operating Activities

We used cash of $30,043 in operating activities during the first three months of fiscal 2007 compared to cash used of $54,513 in operating activities during the first three months of fiscal 2006.

We have applied cash generated from our financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first three months of fiscal 2007 or during the first three months of fiscal 2006.

Cash from Financing Activities

We generated cash of $33,619 from financing activities during the first three months of fiscal 2007 compared to cash of $2,231 generated from activities during the first three months of fiscal 2006.

Consulting Agreements

By agreement dated July 1, 2006, we entered into a one-year consulting agreement with a related company that has an officer in common with a corporate shareholder of the Company. The monthly payments for general consulting services is $9,183 (GBP5,000) for a minimum of one year beginning on the agreement date above. At December 31, 2006, $57,475 (GBP30,000) was accrued, as described in Note 44(a) of our financial statements. This agreement will automatically renew on a month-to-month basis with the same terms and conditions. At any time after July 1, 2007, either party may terminate this agreement with one month’s advance written notice.

By agreement dated August 9, 2006, we entered into a supply services contract with an unrelated party for investor relations services ending December 31, 2006. The consideration for the services includes $12,000 in cash payments and 25,000 common stock of the Company. The amount of $6,000 (accrued) was payable on September 8, 2006, the execution date, and the balance of $6,000 (accrued) is due within 90 days from the execution date. The 25,000 common shares was payable within 15 days from the execution date. As at January 19, 2007, the 25,000 shares have not been issued.

Upon agreement of both parties, the contract will continue on a month-to-month basis requiring a payment of $4,000 per month. Specific services that are outside the terms of the contract will be charged at $150 per hour or $1,000 per full workday. Termination of the contract will occur upon written notice to either party by the other party. By agreement dated August 21, 2006, we entered into a one-year consulting agreement with an unrelated party. The monthly payments for general consulting services are $12,500 for six consecutive months beginning October 1, 2006 and $25,000 (which have been accrued) on execution of the agreement. In addition, we have agreed to issue 200,000 restricted shares of our common stock. As at January 19, 2007, the 200,000 shares have not been issued. The agreement will continue on a month-to-month basis, unless either party provides at least 10 business days written notice of non-renewal.

By agreement dated September 15, 2006, we entered into a two-year finders fee consulting agreement with an unrelated party. We will issue restricted shares, on a non-diluted basis, equal to 5% of the total number of issued and outstanding in the common stock of the Company as of the date of initial introduction of the acquired assets or business to the Company. The shares shall be issued as at the date of the successful completion of the acquisition of assets or business. In addition, we will grant the unrelated party, options exercisable for a period of two years in the amount to purchase shares at $0.25 per share in the common stock of the Company, on a non-dilutive basis, equal to 5% of the total number of issued and outstanding shares of the Company as at the date of the initial introduction of the acquired assets or business to the Company. This condition has not been met therefore no stock based expense has been recorded. The contract will automatically renew for an additional two-year term.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Mitchell Johnson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) .

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

During the fiscal quarter ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended December 31, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the quarter ended December 31, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended December 31, 2006.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(1)	By-Laws
10.1(1)	Agency Agreement dated March 30, 2004 among HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited, MIR Technologies LLC and InfraBlue Ltd.

Exhibit Number	Description of Exhibit
10.2(1)	Employment Agreement between InfraBlue Ltd. and Mitchell Johnson dated April 1, 2004
10.3(1)	Letter Agreement dated April 1, 2004 confirming Mitchell Johnson’s appointment as a director of InfraBlue Ltd.
10.4(1)	Letter Agreement dated July 20, 2004 amending the Letter Agreement between InfraBlue Ltd. and Mitchell Johnson dated April 1, 2004
10.5(1)	Loan Agreement dated October 4, 2004 between InfraBlue Ltd. and PublicLock Inc.
10.6(1)	Debenture between InfraBlue Ltd., as issuer, and PublicLock Inc., as holder, dated October 4, 2004
10.7(1)	Debt Settlement Agreement dated April 28, 2005 between InfraBlue Ltd. and PublicLock Inc.
10.8(1)	Share Exchange Agreement dated May 23, 2005, as amended, among Tomi Holdings Inc., InfraBlue Ltd. and the stockholders of InfraBlue Ltd.
10.9(1)	Intellectual Property Purchase Agreement dated November 1, 2005 between InfraBlue (US) Inc. and PublicLock Inc.
10.10(1)	Debt Conversion Agreement dated November 30, 2005 between Tomi Holdings Inc. and Overseas Investments and Finance Limited
10.11(1)	Debt Conversion Agreement dated November 30, 2005 between Tomi Holdings Inc. and Starfield Holdings Group Ltd.
10.12(1)	Termination and Release Agreement dated November 30, 2005 among HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited, MIR Technologies LLC and InfraBlue Ltd.
10.13(2)	Administration Services Agreement dated May 1, 2005 between Infrablue Ltd. and Azuracle Limited
10.14(3)	Form of Regulation S Subscription Agreement for Convertible Notes
31.1(4)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1(4)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the SEC on December 16, 2005
(2)	Filed as an exhibit to the Amendment No. 1 to Form SB-2 filed with the SEC on February 10, 2006.
(3)	Filed as an exhibit to the Amendment No. 2 to Form SB-2 filed with the SEC on March 21, 2006.
(4)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFRABLUE (US) INC.

By:	/s/ Mitchell Johnson
Mitchell Johnson
Chief Executive Officer and Chief Financial Officer

Date: February 14, 2007