Form 10QSB
period 2007-03-31
INFRABLUE (US) INC.
filed 2007-06-01
CIK 1343465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2007

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

+44 (0) 20 7031 1189
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]    No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of
the Exchange Act). Yes [   ]    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 28,724,392 shares of common stock as of May 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ]    No [X]

INFRABLUE (US) INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
March 31, 2007

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

PART I – FINANCIAL INFORMATION

Item 1.                     Financial Statements

The following unaudited condensed consolidated interim financial statements of Infrablue (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Consolidated Balance Sheets as at March 31, 2007 (unaudited) and September 30, 2006 (audited)	F-1

Consolidated Statements of Operations for the three and six months ended March 31, 2007 and 2006 and for the period from incorporation (February 18, 2004) to March 31, 2007 (unaudited)	F-2

Consolidated Statements of Cash Flows for the six months ended March 31, 2007 and 2006 and for the period from incorporation (February 18, 2004) to March 31, 2007 (unaudited)	F-3

Notes to Consolidated Financial Statements	F-4

INFRABLUE (US) INC.

(Formerly Tomi Holdings Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	September 30,
	2007	2006
ASSETS	(Unaudited)	(Audited)
Current
Cash	$3,278	$679
Prepaids	19,452	8,151
Accounts receivable	3,279	3,601
Inventory	11,673	13,863
	37,682	26,294

Equipment, net of $3,579 accumulated depreciation	609	1,242
	$38,291	$27,536

LIABILITIES
Current
Accounts payable	$194,772	$49,879
Accrued liabilities	18,955	60,275
Accrued interest (Note 2)	-	4,468
Due to related parties (Note 3)	121,211	56,135
	334,938	170,757

Convertible Promissory Notes Payable (Note 3)	-	100,500

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock
Authorized: 100,000,000 shares with $0.001 par value
Issued: 28,724,392 (September 30, 2006 - 28,065,800)	28,725	28,066
Additional paid-in capital	2,940,245	2,776,256
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued: Nil	-	-
Accumulated Comprehensive Loss	(10,018)	(7,248)
Deficit - Accumulated during the development stage	(3,255,599)	(3,040,795)
	(296,647)	(243,721)
	$38,291	$27,536

Contingency (Note 1)

- See Accompanying Notes -

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Six	For the Six	February 18,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006	2007

Sales	$30	$6,316	$3,053	$20,899	$69,868

Direct Costs	28	4,778	2,786	15,917	52,644

Gross Profit	2	1,538	267	4,982	17,224

General and Administrative Expenses
Accounting and auditing	18,376	22,436	45,568	76,111	251,562
Consulting	66,424	2,125	133,619	2,125	180,682
Depreciation	344	313	716	621	3,366
Development	-	-	-	-	9,567
Filing fees	2,020	5,015	2,155	5,015	8,785
Intellectual property	-	-	-	2,500,000	2,500,000
Interest and bank charges	1,356	1,315	3,514	2,529	10,869
Investor relations	-	-	11,579	-	18,250
Legal	3,167	9,263	7,050	23,733	70,700
Marketing and promotion	-	(790)	-	2.932	37,310
Office and information technology	506	548	600	899	11,780
Rent	1,963	2,629	4,837	5,253	31,257
Salaries and wages	52	16,316	5,165	32,101	136,494
Sub-contractors	-	-	-	-	5,551
Test equipment	-	1	-	1,233	1,439
Travel	1	144	14	176	2,492
Total General and Administrative
Expenses	94,209	59,315	214,817	2,652,728	3,280,104

Loss from Operations	(94,207)	(57,777)	(214,550)	(2,647,746)	(3,262,880)

Other Income (Expense)
Gain on forgiveness of debt	-	-	-	-	869
Interest expense	(45)	71	(170)	(40)	(170)
Recovery of license fee	-	-	-	-	7,838
Foreign exchange gain (loss)	(84)	230	(84)	(598)	(1,256)

Net Loss	$(94,336)	$(57,476)	$(214,804)	$(2,648,384)	$(3,255,599)

Weighted Average Shares Outstanding
– basic and diluted	28,292,648	28,065,800	28,177,978	24,593,492

Loss per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.11)

- See Accompanying Notes -

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
US Funds
(Unaudited)

			Cumulative
			From
			Incorporation
	For the Six	For the Six	February 18,
	Months Ended	Months Ended	2004 to
	March 31,	March 31,	March 31,
	2007	2006	2007
Operating
Net loss	$(214,804)	$(2,648,384)	$(3,255,599)
Items not involving cash:
Depreciation	716	621	3,366
Shares for services	56,250	-	60,820
Shares issued for intellectual property	-	2,500,000	2,500,000
Changes in non-cash working capital items:
Accounts receivable	322	(104)	(3,279)
Prepaids	(11,301)	-	(19,452)
Inventory	2,190	(2,641)	(11,673)
Accounts payable	144,893	(1,279)	194,772
Accrued liabilities	(41,320)	(17,454)	8,928
Accrued interest	3,430	1,433	9,531
Net cash flows used in operations	(59,624)	(167,808)	(512,586)

Investing
Acquisition of equipment	-	-	(3,892)
Cash acquired on purchase of Tomi Holdings Inc.	-	-	135,688
Net cash flows from investing activities	-	-	131,796

Financing
Convertible promissory notes payable	-	100,500	100,500
Loan from related party	-	-	159,065
Amounts due to related parties	65,076	(3,680)	121,211
Share issuances for cash	-	-	13,393
Net cash flows from financing activities	65,076	96,820	394,169

Effect of exchange rate changes	(2,853)	(3,052)	(10,101)

Net Increase (Decrease) in Cash	2,599	(74,040)	3,278
Cash, Beginning	679	122,913	-
Cash, Ending	$3,278	$48,873	$3,278

Supplemental Cash Flow Information
Non-cash items:
Conversion of promissory notes and accrued interest	$108,398	$-	$108,398
Income Taxes Paid	$-	$-	$-
Interest Paid	$125	$-	$236

- See Accompanying Notes -

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007
US Funds
(Unaudited)

1.	Basis of Presentation

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2007, the Company has a working capital deficiency of $297,256, an accumulated deficit of $3,255,599 and has incurred an accumulated operating cash flow deficit of $512,586 since incorporation. The Company intends to continue funding operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2006 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

2.	Convertible Promissory Notes Payable

a)

During the year ended September 30, 2005, the Company issued a convertible promissory note ("Note") for $50,000 to an unrelated third party. As of March 31, 2007, the Company has accrued $4,027 (September 30, 2006 - $2,321) in related interest.

b)

During the year ended September 30, 2006, the Company issued a Note for $50,500 to an unrelated third party. As of March 31, 2007, the Company has accrued $3,871 (September 30, 2006 - $2,147) in related interest.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007
US Funds
(Unaudited)

2.	Convertible Promissory Notes Payable (cont’d…)

Both of the Notes bore interest at the US bank prime rate compounded annually and the principal and accrued interest on the Note were due and payable on February 16, 2008. The holders of the Notes had the right to convert the principal and accrued interest into units of the Company at a conversion rate of $0.25 per unit. Each unit was comprised of one share of common stock of the Company and one share purchase warrant. Each Warrant entitles the holder to purchase one additional share at a price of $0.50 per share for the $50,000 Note and a price of $0.25 for the $50,500 Note, for a period of one year following the conversion date. These convertible promissory notes and related interest were converted into 433,592 units during the period ended March 31, 2007 (Note 4a).

3.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

a)

The amounts due to related parties of $121,211 (September 30, 2006 - $56,135) are non-interest bearing and due on demand. Included in due to related parties are $5,113 (September 30, 2006 - $4,879) owing to a corporate shareholder of the Company, $29,185 (September 30, 2006 - $15,917) owing to two separate companies with a director in common with a corporate shareholder of the Company and $86,913 (September 30, 2006 - $35,339) owing to a company with an officer in common with a corporate shareholder of the Company.

b)

By employment agreement dated April 1, 2004 and amended July 20, 2004, the Company agreed to pay the Managing Director $51,618 (GBP28,000) per annum plus 236,143 common shares every three months to a maximum of 1,416,868 shares. As at September 30, 2005, the maximum common shares have been issued. During the period ended March 31, 2007, $5,068 (March 31, 2006 - $28,458) was paid to the Managing Director in cash.

	c)	During the current period, the Company paid or accrued the following fees:

		i)	$4,837 (March 31, 2006 - $5,253) for rent to a company with directors in common with a corporate shareholder of the Company; and

		ii)	$58,825 (March 31, 2006 - $Nil) for consulting services to a company with an officer in common with a corporate shareholder of the Company.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007
US Funds
(Unaudited)

4.	Capital Stock

The Company’s capitalization is 100,000,000 common shares with a par value of $0.001 per share.

a)

On February 28, 2007, the Company issued 433,592 common shares at $0.25 per share and 433,592 share purchase warrants exercisable from $0.25 to $0.50 for one year from date of issuance in full settlement of promissory notes of $100,500 and related interest of $7,898 (Note 2).

b)

During the period ended March 31, 2007, the Company issued 25,000 common shares at $0.25 per share for investor relation services to an unrelated party pursuant to a Supply Services Contract dated August 9, 2006.

c)

During the period ended March 31, 2007, the Company issued 200,000 common shares at $0.25 per share for consulting services to an unrelated party pursuant to a consulting agreement dated September 15, 2006.

There were 433,592 warrants and no stock options granted during the current period and outstanding as at March 31, 2007 (Nil - September 30, 2006).

Item 2.                     Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended March 31, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three and six months ended March 31, 2007.

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

Results Of Operations – Three and Six Months Ended March 31, 2007 and 2006

References to the discussion below to fiscal 2007 are to our current fiscal year which will end on September 30, 2007. References to fiscal 2006 and fiscal 2005 are to our fiscal years ended September 30, 2006 and 2005, respectively.

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Six	For the Six	February 18,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Unaudited

Sales	$30	$6,316	$3,053	$20,899	$69,868

Direct Costs	28	4,778	2,786	15,917	52,644

Gross Profit	2	1,538	267	4,982	17,224

General and Administrative Expenses
Accounting and auditing	18,376	22,436	45,568	76,111	251,562
Consulting	66,424	2,125	133,619	2,125	180,682
Depreciation	344	313	716	621	3,366
Development	-	-	-	-	9,567
Filing fees	2,020	5,015	2,155	5,015	8,785
Intellectual property	-	-	-	2,500,000	2,500,000
Interest and bank charges	1,356	1,315	3,514	2,529	10,869
Investor relations	-	-	11,579	-	18,250
Legal	3,167	9,263	7,050	23,733	70,700
Marketing and promotion	-	(790)	-	2.932	37,310
Office and information technology	506	548	600	899	11,780
Rent	1,963	2,629	4,837	5,253	31,257
Salaries and wages	52	16,316	5,165	32,101	136,494
Sub-contractors	-	-	-	-	5,551
Test equipment	-	1	-	1,233	1,439
Travel	1	144	14	176	2,492
Total General and Administrative
Expenses	94,209	59,315	214,817	2,652,728	3,280,104

Loss from Operations	(94,207)	(57,777)	(214,550)	(2,647,746)	(3,262,880)

Other Income (Expense)
Gain on forgiveness of debt	-	-	-	-	869
Interest expense	(45)	71	(170)	(40)	(170)
Recovery of license fee	-	-	-	-	7,838
Foreign exchange gain (loss)	(84)	230	(84)	(598)	(1,256)

Net Loss	$(94,336)	$(57,476)	$(214,804)	$(2,648,384)	$(3,255,599)

Revenue

Our sales are comprised of sales of our IRMA devices.

We experienced our initial sales of our IRMA devices during fiscal 2005. We sold 74 devices during this period.

We continued to earn revenues from sales of our IRMA devices during the first six months of fiscal 2007, although sales declined significantly during the second quarter. We recently experienced a decline in sales of our Infrablue products. We are now shifting our focus with the objective of achieving sales in the United States market. Our revenues decreased to $30 for the second quarter of fiscal 2007, compared to $6,316 for the second quarter of 2006, and to $3,053 for the first six months of 2007 from $20,899 for the first six months of 2006. We sold 10 IRMA devices during the first six months of fiscal 2007.

Cost of Sales

Cost of sales is comprised of amounts that we have paid to Flander Oy for purchase of IRMA devices for resale.

Cost of sales decreased to $28 during the second quarter of fiscal 2007 from $4,778 during the second quarter of fiscal 2006. Cost of sales decreased to $2,786 for the first six months of fiscal 2007 from $15,917 for the first six months of fiscal 2006. Reduced costs of sales during fiscal 2007 reflect our decreased sales during the first six months of fiscal 2007.

Gross Profit

Our gross profit during the second quarter of fiscal 2007 declined to $2 compared to $1,538 during the second quarter of fiscal 2006. Our gross profit during the first six months of fiscal 2007 declined to $267 compared to $4,982 during the first six months of fiscal 2006.

Salaries and Wages

Salaries and wages are primarily comprised of salary paid to Mitchell Johnson, our sole executive officer and employee.

Salaries and wages decreased to $52 for the second quarter of 2007 and $5,165 during the first six months of fiscal 2007, compared to $16,316 for the second quarter of fiscal 2006 and $32,101 during the first six months of fiscal 2006, due to the agreement of Mr. Johnson to forgo his salary commencing April 1, 2006.

Consulting

Our consulting expenses are attributable to our consulting agreements as described below under “consulting agreements”.

Consulting expenses increased to $66,424 for the second quarter of 2007 and $133,619 during the first six months of fiscal 2007, compared to $2,125 for the second quarter of fiscal 2006 and $2,125 during the first six months of fiscal 2006, due to increased expenses under our consulting agreements.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Accounting and auditing expenses decreased during the first three and six months of fiscal 2007 compared to the first three and six months of fiscal 2006 as a result of our completing our audited annual and unaudited interim financial statements prepared in connection with the filing of a registration statement with the SEC during fiscal 2006. Accounting and auditing expenses during the six months ended March 31, 2007 have related to ongoing continuous reporting obligations under the Securities Exchange Act of 1934.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the completion of our corporate reorganization and our filing a registration statement with the SEC and becoming a reporting company under the Securities Exchange Act of 1934.

Legal expenses during the first three and six months of fiscal 2007 compared to the first three and six months of fiscal 2006 decreased as a result of our completing our corporate reorganization and preparing and filing of a registration statement with the SEC during fiscal 2006. Legal expenses during the six months ended March 31, 2007 have related to ongoing continuous reporting obligations under the Securities Exchange Act of 1934.

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

Liquidity and Financial Resources

We had cash of $3,278 and working capital deficit of $297,256 as at March 31, 2007, compared to cash of $679 and a working capital deficit of $144,463 as at September 30, 2006.

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

Cash used in Operating Activities

We used cash of $59,624 in operating activities during the first six months of fiscal 2007 compared to cash used of $167,808 in operating activities during the first six months of fiscal 2006.

We have applied cash generated from our financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first six months of fiscal 2007 or during the first six months of fiscal 2006.

Cash from Financing Activities

We generated cash of $65,076 from financing activities during the first six months of fiscal 2007 compared to cash of $96,820 generated from activities during the first three months of fiscal 2006.

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

By agreement dated August 9, 2006, we entered into a supply services contract with an unrelated party for investor relations services ending December 31, 2006. The consideration for the services includes $12,000 in cash payments and 25,000 common stock of the Company. The amount of $6,000 (accrued) was payable on September 8, 2006, the execution date, and the balance of $6,000 (accrued) is due within 90 days from the execution date. The 25,000 common shares was payable within 15 days from the execution date. The 25,000 shares were issued during our second quarter.

Upon agreement of both parties, the contract will continue on a month-to-month basis requiring a payment of $4,000 per month. Specific services that are outside the terms of the contract will be charged at $150 per hour or $1,000 per full workday. Termination of the contract will occur upon written notice to either party by the other party.

By agreement dated August 21, 2006, we entered into a one-year consulting agreement with an unrelated party. The monthly payments for general consulting services are $12,500 for six consecutive months beginning October 1, 2006 and $25,000 (which have been accrued) on execution of the agreement. In addition, we agreed to issue 200,000 restricted shares of our common stock. The 200,000 shares were issued during our second quarter. The agreement will continue on a month-to-month basis, unless either party provides at least 10 business days written notice of non-renewal.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Mitchell Johnson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During the fiscal quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended March 31, 2007.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 (the “Securities Act”) during the quarter ended March 31, 2007, except as follows:

  We issued 433,592 shares and 433,592 share purchase warrants on February 28, 2007 pursuant to the conversion of outstanding convertible loans in the aggregate principal amount of $100,500. The convertible loans were converted into units at a conversion rate of $0.25 US per unit. Each unit was comprised of one share of common stock and one share purchase warrant. Each warrant is exercisable for a one year period from the date of issuance at a price of $0.50 per share. We completed the issuance of the shares and the warrants pursuant to Section 3(a)(9) of the Securities Act. The convertible loans were originally issued in an “offshore transaction” completed pursuant to Rule 903 of Regulation S of the 1933 Act. We have agreed to use our best efforts to prepare and file with the SEC, as early as possible following the quotation of our common stock on the NASD Over-the-Counter Bulletin Board in the United States, and in no event later than one hundred and eighty (180) days following the date of advance of the convertible loan, a registration statement under the Securities Act covering the resale of shares and the warrant shares issuable upon exercise of the warrants.

  We issued 200,000 shares of our common stock to a consultant pursuant to a consultant agreement in consideration for services provided by the consultant. We completed this offering pursuant to Rule 506 of Regulation D of the Securities Act on the basis that the consultant is an “accredited investor”, as defined in Rule 501(a) of the Securities Act. The consultant represented its intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to the consultant in accordance with Regulation D confirming that the shares cannot be resold or transferred other than pursuant registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the consultant.

  We issued 25,000 shares of our common stock to a consultant pursuant to a consultant agreement in consideration for services provided by the consultant. We completed this offering in an “offshore transaction” pursuant to Rule 903 of Regulation S of the Securities Act on the basis that: (i) the consultant was outside of the United States at the time the offer to acquire the shares was made; (ii) we did not engage in any directed selling efforts, as defined in Regulation S, in the United States, and (iii) the consultant represented to us that the consultant was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Appropriate legends will be affixed to the shares in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the consultant.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended March 31, 2007.

Item 5.           Other Information

None.

Item 6.           Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(1)	By-Laws
10.1(1)	Agency Agreement dated March 30, 2004 among HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited, MIR Technologies LLC and InfraBlue Ltd.
10.2(1)	Employment Agreement between InfraBlue Ltd. and Mitchell Johnson dated April 1, 2004
10.3(1)	Letter Agreement dated April 1, 2004 confirming Mitchell Johnson’s appointment as a director of InfraBlue Ltd.
10.4(1)	Letter Agreement dated July 20, 2004 amending the Letter Agreement between InfraBlue Ltd. and Mitchell Johnson dated April 1, 2004
10.5(1)	Loan Agreement dated October 4, 2004 between InfraBlue Ltd. and PublicLock Inc.

Exhibit Number	Description of Exhibit
10.6(1)	Debenture between InfraBlue Ltd., as issuer, and PublicLock Inc., as holder, dated October 4, 2004
10.7(1)	Debt Settlement Agreement dated April 28, 2005 between InfraBlue Ltd. and PublicLock Inc.
10.8(1)	Share Exchange Agreement dated May 23, 2005, as amended, among Tomi Holdings Inc., InfraBlue Ltd. and the stockholders of InfraBlue Ltd.
10.9(1)	Intellectual Property Purchase Agreement dated November 1, 2005 between InfraBlue (US) Inc. and PublicLock Inc.
10.10(1)	Debt Conversion Agreement dated November 30, 2005 between Tomi Holdings Inc. and Overseas Investments and Finance Limited
10.11(1)	Debt Conversion Agreement dated November 30, 2005 between Tomi Holdings Inc. and Starfield Holdings Group Ltd.
10.12(1)	Termination and Release Agreement dated November 30, 2005 among HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited, MIR Technologies LLC and InfraBlue Ltd.
10.13(2)	Administration Services Agreement dated May 1, 2005 between Infrablue Ltd. and Azuracle Limited
10.14(3)	Form of Regulation S Subscription Agreement for Convertible Notes
31.1(4)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
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
Date: June 1, 2007