Form 10QSB
period 2007-06-30
INFRABLUE (US) INC.
filed 2007-09-17
CIK 1343465

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2007

[   ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the transition period from ____to _____

Commission File Number: 000-51935

INFRABLUE (US) INC.
(Name of small business issuer as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 3.19, 130 Shaftesbury Avenue, London, England WID 5EU
(Address of principal executive offices)

+44 (0) 20 7031 1189
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 28,724,392 shares of common stock as of September 13, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

INFRABLUE (US) INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
June 30, 2007

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

The following unaudited condensed consolidated interim financial statements of Infrablue (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page
Consolidated Balance Sheets as at June 30, 2007 (unaudited) and September 30, 2006 (audited)	F-1
Consolidated Statements of Operations for the three and nine months ended June 30, 2007 and 2006 and for the period from incorporation (February 18, 2004) to June 30, 2007 (unaudited)	F-2
Consolidated Statements of Cash Flows for the nine months ended June 30, 2007 and 2006 and for the period from incorporation (February 18, 2004) to June 30, 2007 (unaudited)	F-3
Notes to Consolidated Financial Statements	F-4

INFRABLUE (US) INC.

     (Formerly Tomi Holdings Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	September 30,
	2007	2006
ASSETS	(Unaudited)	(Audited)
Current
Cash	$1,666	$679
Prepaids	6,986	8,151
Accounts receivable	3,457	3,601
Inventory	11,919	13,863
	24,028	26,294

Equipment, net of $4,007 accumulated depreciation	270	1,242
	$24,298	$27,536

LIABILITIES
Current
Accounts payable	$224,398	$49,879
Accrued liabilities	19,505	60,275
Accrued interest (Note 2 & 3)	316	4,468
Due to related parties (Note 4)	156,001	56,135
	400,220	170,757
Loan Payable (Note 2)	14,027	-
Convertible Promissory Notes Payable (Note 3)	-	100,500
	414,247	271,257

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock (Note 5)
Authorized: 100,000,000 shares with $0.001 par value
Issued: 28,724,392 (September 30, 2006 - 28,065,800)	28,725	28,066
Additional paid-in capital	2,940,245	2,776,256
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued: Nil	-	-
Accumulated Comprehensive Loss	(11,783)	(7,248)
Deficit - Accumulated during the development stage	(3,347,136)	(3,040,795)
	(389,949)	(243,721)
	$24,298	$27,536

Going concern (Note 1)

- See Accompanying Notes -

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Nine	For the Nine	February 18,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

Sales	$2,991	$10,731	$6,044	$31,630	$72,859

Direct Costs	24	7,533	2,810	23,450	52,668

Gross Profit	2,967	3,198	3,234	8,180	20,919

General and Administrative Expenses
Accounting and auditing	15,572	19,936	61,140	96,047	267,134
Consulting	67,457	-	201,076	2,125	248,139
Depreciation	314	318	1,030	939	3,680
Development	-	6,082	-	6,082	9,567
Filing fees	-	1,220	2,155	6,235	8,785
Intellectual property	-	-	-	2,500,000	2,500,000
Interest and bank charges	492	(1,403)	4,006	1,126	11,361
Investor relations	-	-	11,579	-	18,250
Legal	2,106	17,695	9,156	41,428	72,806
Marketing and promotion	-	42	-	2,974	37,310
Office and information technology	209	392	809	1,291	11,989
Rent	3,946	2,739	8,783	7,992	35,203
Salaries and wages	45	(2,224)	5,210	29,877	136,539
Sub-contractors	-	-	-	-	5,551
Test equipment	-	186	-	1,419	1,439
Travel	-	38	14	214	2,492
Total General and Administrative
Expenses	90,141	45,021	304,958	2,697,749	3,370,245

Loss from Operations	(87,174)	(41,823)	(301,724)	(2,689,569)	(3,350,054)

Other Income (Expense)
Gain on forgiveness of debt	-	-	-	-	869
Interest expense	(18)	(3,393)	(188)	(3,433)	(188)
Recovery of license fee	-	-	-	-	7,838
Foreign exchange loss	(4,345)	(187)	(4,429)	(785)	(5,601)

Net Loss	$(91,537)	$(45,403)	$(306,341)	$(2,693,787)	$(3,347,136)

Weighted Average Shares Outstanding
– Basic and Diluted	28,724,392	28,065,800	28,360,116	25,750,928

Loss per Share – Basic and Diluted	$(0.00)	$(0,00)	$(0.01)	$(0.10)

- See Accompanying Notes -

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
 Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			From
			Incorporation
	For the Nine	For the Nine	February 18,
	Months Ended	Months Ended	2004 to
	June 30,	June 30,	June 30,
	2007	2006	2007
Operating
Net loss	$(306,341)	$(2,693,787)	$(3,347,136)
Items not involving cash:
Depreciation	1,030	939	3,680
Shares for services	56,250	-	60,820
Shares issued for intellectual property	-	2,500,000	2,500,000
Changes in non-cash working capital items:
Accounts receivable	144	(3,600)	(3,457)
Prepaids	1,165	-	(6,986)
Inventory	1,944	(10,017)	(11,919)
Accounts payable	174,519	23,860	224,398
Accrued liabilities	(40,770)	(23,328)	9,478
Accrued interest	3,746	3,412	9,847
Net cash flows used in operations	(108,313)	(202,521)	(561,275)

Investing
Acquisition of equipment	-	-	(3,892)
Cash acquired on purchase of Tomi Holdings Inc.	-	-	135,688
Net cash flows from investing activities	-	-	131,796

Financing
Convertible promissory notes payable	-	100,500	100,500
Loan proceeds	14,027	-	14,027
Loan from related party	-	-	159,065
Amounts due to related parties	99,866	9,834	156,001
Share issuances for cash	-	-	13,393
Net cash flows from financing activities	113,893	110,334	442,986

Effect of exchange rate changes	(4,593)	(2,236)	(11,841)

Change in Cash	987	(94,423)	1,666
Cash, Beginning	679	122,913	-
Cash, Ending	$1,666	$28,490	$1,666

Supplemental Cash Flow Information
Non-cash items:
Conversion of promissory notes and accrued interest	$108,398	$-	$108,398
Income Taxes Paid	$-	$-	$-
Interest Paid	$125	$(40)	$236

- See Accompanying Notes -

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

1.	Basis of Presentation

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2007, the Company has a working capital deficiency of $376,192, an accumulated deficit of $3,347,136 and has incurred an accumulated operating cash flow deficit of $561,275 since incorporation. The Company intends to continue funding operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2006 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

2.	Loan Payable

During the period, the Company received loan advances from Karada Ltd. (“Karada”), an unrelated third party. As at June 30, 2007, the loan balance was $14,027.

Subsequent to the period end, the Company entered into a formal loan agreement with Karada to clarify the interest and repayment terms of the advances and also provide further funding. The line of credit is a draw down facility which is unsecured and available in minimum tranches of $5,000 up to a maximum of $250,000 bearing interest at a rate of 5% per annum calculated monthly, for a period of five years ending July 1, 2012. The loan is due on demand after the maturity date. In the event of a default, the interest rate increases to 10% per annum calculated monthly. In addition, a lending fee of $1,000 will be applied to the balance owing and due on the maturity date.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

3.	Convertible Promissory Notes Payable

a)

During the year ended September 30, 2005, the Company issued a convertible promissory note ("Note") for $50,000 to an unrelated third party. As of the conversion date of February 28, 2007, the Company had accrued $4,027 (September 30, 2006 - $2,321) in related interest.

b)

During the year ended September 30, 2006, the Company issued a Note for $50,500 to an unrelated third party. As of the conversion date of February 28, 2007, the Company had accrued $3,871 (September 30, 2006 - $2,147) in related interest.

Both of the Notes bore interest at the US bank prime rate compounded annually and the principal and accrued interest on the Note were due and payable on February 16, 2008. The holders of the Notes had the right to convert the principal and accrued interest into units of the Company at a conversion rate of $0.25 per unit. Each unit was comprised of one share of common stock of the Company and one share purchase warrant. Each Warrant entitles the holder to purchase one additional share at a price of $0.50 per share for the $50,000 Note and a price of $0.25 for the $50,500 Note, for a period of one year following the conversion date. These convertible promissory notes and related interest were converted into 433,592 units on February 28, 2007 (Note 5a).

4.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

a)

The amounts due to related parties of $156,001 (September 30, 2006 - $56,135) are non-interest bearing and due on demand. Included in due to related parties are $5,221 (September 30, 2006 - $4,879) owing to a corporate shareholder of the Company, $33,808 (September 30, 2006 - $15,917) owing to two separate companies with a director in common with a corporate shareholder of the Company and $116,972 (September 30, 2006 - $35,339) owing to a company with an officer in common with a corporate shareholder of the Company.

b)

By employment agreement dated April 1, 2004 and amended July 20, 2004, the Company agreed to pay the Managing Director $51,618 (GBP28,000) per annum plus 236,143 common shares every three months to a maximum of 1,416,868 shares. As at September 30, 2005, the maximum common shares have been issued. During the period ended June 30, 2007, $5,112 (June 30, 2006 - $28,867) was paid to the Managing Director in cash.

c)	During the current period, the Company paid or accrued the following fees:

i)	$8,783 (June 30, 2006 - $7,992) for rent to a company with directors in common with a corporate shareholder of the Company; and

ii)	$88,884 (June 30, 2006 - $Nil) for consulting services to a company with an officer in common with a corporate shareholder of the Company.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Infrablue (US) Inc.
(Formerly Tomi Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

5.	Capital Stock

The Company’s capitalization is 100,000,000 common shares with a par value of $0.001 per share.

a)

On February 28, 2007, the Company issued 433,592 common shares at $0.25 per share and 433,592 share purchase warrants exercisable from $0.25 to $0.50 for one year from date of issuance in full settlement of promissory notes of $100,500 and related accrued interest of $7,898 (Note 3).

b)

During the period ended June 30, 2007, the Company issued 25,000 common shares at $0.25 per share for investor relation services to an unrelated party pursuant to a Supply Services Contract dated August 9, 2006.

c)

During the period ended June 30, 2007, the Company issued 200,000 common shares at $0.25 per share for consulting services to an unrelated party pursuant to a consulting agreement dated September 15, 2006.

There were 433,592 warrants (Nil – September 30, 2006) and no stock options granted during the current period and outstanding as at June 30, 2007 (Nil - September 30, 2006).

Item 2.	Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended June 30, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three and nine months ended June 30, 2007.

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

Results Of Operations – Three and Nine months Ended June 30, 2007 and 2006

References to the discussion below to fiscal 2007 are to our current fiscal year which will end on September 30, 2007. References to fiscal 2006 and fiscal 2005 are to our fiscal years ended September 30, 2006 and 2005, respectively.

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Nine	For the Nine	February 18,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

Sales	$2991	$10,731	$6,044	$31,630	$72,859

Direct Costs	24	7,533	2,810	23,450	52,668

Gross Profit	2,967	3,198	3,234	8,180	20,919

General and Administrative Expenses

Accounting and auditing	15,572	19,936	61,140	96,047	267,134
Consulting	67,457	-	201,076	2,125	248,139
Depreciation	314	318	1,030	939	3,680
Development	-	6,082	-	6,082	9,567
Filing fees	-	1,220	2,155	6,235	8,785
Intellectual property	-	-	-	2,500,000	2,500,000
Interest and bank charges	492	(1,403)	4,006	1,126	11,361
Investor relations	-	-	11,579	-	18,250
Legal	2,106	17,695	9,156	41,428	72,806
Marketing and promotion	-	42	-	2,974	37,310
Office and information technology	209	392	809	1,291	11,989
Rent	3,946	2,739	8,783	7,992	35,203
Salaries and wages	45	(2,224)	5,210	29,877	136,539
Sub-contractors	-	-	-	-	5,551
Test equipment	-	186	-	1,419	1,439
Travel	-	38	14	214	2,492
Total General and Administrative
Expenses	90,141	45,021	304,958	2,697,749	3,370,245

Loss from Operations	(87,174)	(41,823)	(301,724)	(2,689,569)	(3,350,054)

Other Income (Expense)
Gain on forgiveness of debt	-	-	-	-	869
Interest expense	(18)	(3,393)	(188)	(3,433)	(188)
Recovery of license fee	-	-	-	-	7,838
Foreign exchange gain (loss)	(4,345)	(187)	(4,429)	(785)	(5,601)
Net Loss	$(91,537)	$(45,403)	$(306,341)	$(2,693,787)	$(3,347,136)

Revenue

Our sales are comprised of sales of our IRMA devices.

We experienced our initial sales of our IRMA devices during fiscal 2005. We sold 74 devices during this period.

We continued to earn revenues from sales of our IRMA devices during the first nine months of fiscal 2007, although sales declined significantly during the third quarter. We recently experienced a decline in sales of our Infrablue products. We are now shifting our focus with the objective of achieving sales in the

United States market. Our revenues decreased to $2,991 for the third quarter of fiscal 2007, compared to $10,731 for the third quarter of 2006, and to $6,044 for the first nine months of 2007 from $31,630 for the first nine months of 2006. We sold 20 IRMA devices during the first nine months of fiscal 2007.

Cost of Sales

Cost of sales is comprised of amounts that we have paid to Flander Oy for purchase of IRMA devices for resale.

Cost of sales decreased to $24 during the third quarter of fiscal 2007 from $7,553 during the third quarter of fiscal 2006. Cost of sales decreased to $2,810 for the first nine months of fiscal 2007 from $23,450 for the first nine months of fiscal 2006. Reduced costs of sales during fiscal 2007 reflect our decreased sales during the first nine months of fiscal 2007.

Gross Profit

Our gross profit during the third quarter of fiscal 2007 declined to $2,967 compared to $3,198 during the third quarter of fiscal 2006. Our gross profit during the first nine months of fiscal 2007 declined to $3,234 compared to $8,180 during the first nine months of fiscal 2006.

Salaries and Wages

Salaries and wages are primarily comprised of salary paid to Mitchell Johnson, our sole executive officer and employee.

Salaries and wages decreased to $45 for the third quarter of 2007 and $5,210 during the first nine months of fiscal 2007, compared to ($2,224) for the third quarter of fiscal 2006 and $29,877 during the first nine months of fiscal 2006, due to the agreement of Mr. Johnson to forgo his salary commencing April 1, 2006.

Consulting

Our consulting expenses are attributable to our consulting agreements as described below under “consulting agreements”.

Consulting expenses increased to $67,457 for the third quarter of 2007 and $201,076 during the first nine months of fiscal 2007, compared to $nil for the third quarter of fiscal 2006 and $2,125 during the first nine months of fiscal 2006, due to increased expenses under our consulting agreements.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Accounting and auditing expenses decreased during the first three and nine months of fiscal 2007 compared to the first three and nine months of fiscal 2006 as a result of our completing our audited annual and unaudited interim financial statements prepared in connection with the filing of a registration statement with the SEC during fiscal 2006. Accounting and auditing expenses during the nine months ended June 30, 2007 have related to ongoing continuous reporting obligations under the Securities Exchange Act of 1934.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the completion of our corporate reorganization and our filing a registration statement with the SEC and becoming a reporting company under the Securities Exchange Act of 1934.

Legal expenses during the first three and nine months of fiscal 2007 compared to the first three and nine months of fiscal 2006 decreased as a result of our completing our corporate reorganization and preparing and filing of a registration statement with the SEC during fiscal 2006. Legal expenses during the nine months ended June 30, 2007 have related to ongoing continuous reporting obligations under the Securities Exchange Act of 1934.

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

Liquidity and Financial Resources

We had cash of $1,666 and working capital deficit of $376,192 as at June 30, 2007, compared to cash of $679 and a working capital deficit of $144,463 as at September 30, 2006.

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

Cash used in Operating Activities

We used cash of $108,313 in operating activities during the first nine months of fiscal 2007 compared to cash used of $202,521 in operating activities during the first nine months of fiscal 2006.

We have applied cash generated from our financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first nine months of fiscal 2007 or during the first nine months of fiscal 2006.

Cash from Financing Activities

We generated cash of $113,893 from financing activities during the first nine months of fiscal 2007 compared to cash of $110,334 generated from activities during the first nine months of fiscal 2006. Cash generated from financing activities was primarily due to loans received during the period.

Loan Agreement

On July 1, 2007, the Company entered into a loan agreement with an unrelated party. The new line of credit is unsecured and available in $5,000 tranches up to a maximum of $250,000 ($14,027 utilized) bearing 5% per annum calculated monthly, not in advance, on the basis of a year of 365 days on the outstanding daily balance for a period of five years ending July 1, 2012. The loan is due on demand after the maturity date. In the event of a default, the interest rate increases to 10% per annum calculated monthly, not in advance, on the basis of a year of 365 days. In addition, a lending fee of $1,000 will be applied to the balance owing and due on the maturity date.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Mitchell Johnson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During the fiscal quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended June 30, 2007.

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

We did not complete any sales of securities without registration under the Securities Act of 1933 (the “Securities Act”) during the three months ended June 30, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended June 30, 2007.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation

Exhibit Number	Description of Exhibit
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(1)	By-Laws
10.1(1)	Agency Agreement dated March 30, 2004 among HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited, MIR Technologies LLC and InfraBlue Ltd.
10.2(1)	Employment Agreement between InfraBlue Ltd. and Mitchell Johnson dated April 1, 2004
10.3(1)	Letter Agreement dated April 1, 2004 confirming Mitchell Johnson’s appointment as a director of InfraBlue Ltd.
10.4(1)	Letter Agreement dated July 20, 2004 amending the Letter Agreement between InfraBlue Ltd. and Mitchell Johnson dated April 1, 2004
10.5(1)	Loan Agreement dated October 4, 2004 between InfraBlue Ltd. and PublicLock Inc.
10.6(1)	Debenture between InfraBlue Ltd., as issuer, and PublicLock Inc., as holder, dated October 4, 2004
10.7(1)	Debt Settlement Agreement dated April 28, 2005 between InfraBlue Ltd. and PublicLock Inc.
10.8(1)	Share Exchange Agreement dated May 23, 2005, as amended, among Tomi Holdings Inc., InfraBlue Ltd. and the stockholders of InfraBlue Ltd.
10.9(1)	Intellectual Property Purchase Agreement dated November 1, 2005 between InfraBlue (US) Inc. and PublicLock Inc.
10.10(1)	Debt Conversion Agreement dated November 30, 2005 between Tomi Holdings Inc. and Overseas Investments and Finance Limited
10.11(1)	Debt Conversion Agreement dated November 30, 2005 between Tomi Holdings Inc. and Starfield Holdings Group Ltd.
10.12(1)	Termination and Release Agreement dated November 30, 2005 among HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited, MIR Technologies LLC and InfraBlue Ltd.
10.13(2)	Administration Services Agreement dated May 1, 2005 between Infrablue Ltd. and Azuracle Limited
10.14(3)	Form of Regulation S Subscription Agreement for Convertible Notes
31.1(4)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

Exhibit Number	Description of Exhibit
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
Date: September 14, 2007