Form 10KSB
period 2007-09-30
NEXTGEN BIOSCIENCE INC.
filed 2008-01-24
CIK 1343465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to ______

Commission File Number: 000-51935

NEXTGEN BIOSCIENCE INC.
(Name of small business issuer in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

4th Floor, 36 Spital Square,
London, United Kingdom	E1 6DY
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: +44 (0) 20 7297 8186

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

State issuer’s revenues for its most recent fiscal year. $6,099

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $17,301,194 as at January 10, 2008

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 137,655,870 shares of common stock as of January 22, 2008

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

NEXTGEN BIOSCIENCE INC. INC.

Annual report On Form 10-KSB
For The Year Ended
September 30, 2007

INDEX

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such estimates, projections or other forward looking statements involve various risks and uncertainties and other factors that may cause our or our Company’s actual results, levels of activities, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform those statements to actual results. In evaluating these statements, you should consider various factors outlined in our reports filed with the SEC from time to time. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1.	Description of Business

Overview

NextGen Bioscience Inc. (“we, “us”, “our” or the “Company”) is focused on the discovery, development and commercialization of novel therapeutics to fight cancer, in particular prostate and breast cancer. We currently own two compounds for which we have made patent applications in Europe: (i) prostagnin for the treatment of prostate cancer and (ii) tetalonic acid for the treatment of breast cancer. We plan to acquire other new technologies in the future.

We are also the owner of certain proprietary technology comprised of a suite of software programs and a computer peripheral device known as the IRMA device, which provides for the delivery of high-quality color presentations stored on mobile smart phones and PDAs.

Our current board has determined to pursue our biotechnology business and is currently evaluating the sale or abandonment of our technology business as we have not been successful in exploiting the technology.

Our Corporate Organization

We were incorporated on April 5, 2005 under the laws of the State of Nevada. On the date of our incorporation, Rebecca Poncini was appointed as our president, secretary, treasurer and sole director. Ms. Poncini participated in the initial private placement of our securities on April 8, 2005, purchasing 500,000 shares at a price of $0.001 per share.

On October 26, 2007, we completed the change of our name from “InfraBlue (US) Inc.” to “NextGen Bioscience Inc.” as well a forward split of our shares of common stock on a four new for one old basis (and a corresponding increase in our authorized capital from 100,000,000 shares to 400,000,000 shares of common stock, par value $0.001 per share).

Acquisition of InfraBlue U.K.

We completed an initial issuance of 500,000 shares of our common stock at a price of $0.001 per share on April 18, 2005. We entered into a letter of intent to acquire all of the issued and outstanding shares of InfraBlue Ltd. (“InfraBlue UK”) on April 18, 2005 (subsequently renamed NextGen Bio UK Limited in January 2008). The letter of intent contemplated our acquisition of InfraBlue UK subject to our raising a minimum of $200,000 (subsequently reduced by amendment to $125,000). In furtherance of this requirement and in order to enable us to negotiate a definitive share purchase agreement, we completed a private placement of 4,500,000 shares of our common stock at a price of $0.01 per share for proceeds of $45,000 on May 31, 2005. We completed an offering of 705,800 shares of our common stock at a price of $0.05 per share on August 31, 2005 for total proceeds of $35,290. These share issuances aggregating 5,705,800 are aggregated on our financial statements on one line and shown as the shares issued upon the acquisition of InfraBlue UK. Because of the application of reverse acquisition accounting rules, the dollar amount that relates to this share capital became the net liabilities of InfraBlue UK under reverse acquisition accounting rules in the amount of $35,661.

On May 23, 2005, we entered into a definitive share exchange agreement with InfraBlue UK and the founding shareholders of InfraBlue UK: InfraBlue Inc. (formerly PublicLock Inc.), Outlander Management Ltd. and Mitchell Johnson. The share exchange agreement originally contemplated a closing date of June 30, 2005. The closing date was extended to August 31, 2005 by agreement in order to provide InfraBlue UK with more time to obtain necessary corporate approvals and to provide us with more time to raise the required financing.

We acquired all of the issued and outstanding shares of InfraBlue UK pursuant to the share exchange agreement on August 31, 2005. We issued an aggregate of 12,000,000 shares of our common stock to the shareholders of InfraBlue UK on closing of the acquisition. Mr. Johnson was issued 1,416,867 shares of our common stock in exchange for his shares in InfraBlue UK, InfraBlue Inc., one of our major shareholders, was issued 10,004,820 shares of our common stock in exchange for its shares, and Outlander Management was issued 578,313 shares of our common stock in exchange for its shares. Concurrent with closing, InfraBlue UK’s managing director, Mitchell Johnson, was appointed as our sole executive officer and director to replace Ms. Poncini.

We acquired the InfraBlue Technology on November 30, 2005 pursuant to an asset purchase agreement between us and InfraBlue Inc. We issued 10,000,000 shares of our common stock to InfraBlue Inc. upon completion of the acquisition of this intellectual property. InfraBlue Inc. paid as consideration 10,000,000 shares of our common stock to the Keydata Technology Partnership 3 LLP as part of its arrangement to acquire a subsidiary of Keydata Technology Partnership 3 LLP, which owned the InfraBlue Technology. Concurrently, on November 30, 2005, we issued 1,440,000 common shares at $0.0636 per share in full settlement of $90,000 of promissory notes payable and related interest of $1,633.

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

The Acquisition of the Oxon Assets

On November 27, 2007, pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) among the Company, NextGen Bioscience Inc., a former wholly-owned subsidiary of the Company, and Oxon Life Science Limited (“Oxon”) dated October 12, 2007, we completed the acquisition of certain intellectual property assets from Oxon. A copy of the Asset Purchase Agreement is attached as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 17, 2007.

Pursuant to the Asset Purchase Agreement, we purchased certain intellectual property assets and undertakings of Oxon relating to the development of therapies for treatment of certain types of cancer (the “Assets”) in consideration for 14,000,000 post-split (3,500,000 pre-split) shares of our common stock. Pursuant to the terms of the Asset Purchase Agreement, we completed a forward stock split of our outstanding shares on a four new shares for one old share basis (and a corresponding increase to the authorized capital of the Company from 100,000,000 shares to 400,000,000 shares of common stock, par value $0.001 per share), as well as changed our name to NextGen Bioscience Inc. (pursuant to a merger with our wholly-owned subsidiary NextGen Bioscience Inc.), which we completed effective October 26, 2007. In addition, we added two nominees of Oxon to our board of directors upon completion of the acquisition of the Assets of Oxon. The stock split and name change were disclosed in our Current Report on Form 8-K filed with the SEC on November 1, 2007.

The acquisition of the Assets constitutes a change in the principal business of the Company to a biotechnology company focused on the research, development and, if warranted in the future, commercialization of novel therapeutic proteins that we believe have the potential to disrupt the advance of life-threatening cancers with a focus on prostate and breast cancer.

Our Biotechnology Business

General

Our biotechnology business is focused on the discovery, research, development and, if warranted by the results of our research and development, commercialization of novel therapeutics to fight cancer, in particular prostate and breast cancer. We currently own two compounds for which we have made patent applications in Europe: (i) prostagnin for the treatment of prostate cancer and (ii) tetalonic acid for the treatment of breast cancer. We plan to acquire other new technologies in the future.

We currently do not have any business operations. We have not conducted any clinical trials or other research and development activities and are in the beginning stages of our business plan. There can be no assurance that we will be successful in obtaining the patents we have applied for.

Our business plan is to conduct clinical trials of our products, apply for regulatory approvals in the United States and Europe and, if warranted by the result of our research, develop our technology for subsequent out-licensing and sale.

Traditionally, biotechnology companies develop new technology from scratch and typically have a preference for undertaking the majority of tasks in-house. Our business model is to identify and evaluate promising early-stage, or already patented, discovery projects, which are available for in-licensing from academic laboratories and smaller biotech companies. We believe we can deliver a faster track for the transfer of intellectual property into pharmaceutical development projects by bridging the gap between academic research groups and smaller biotech companies.

Over the past five years, the majority of the patents related to cancer were filed by Universities and small biotech companies (with only a minority of patents filed by big pharmaceutical companies). We believe this provides us with the opportunity to acquire intellectual property at a lower cost than developing it ourselves, which we believe, allows for quicker development through multiple projects.

We plan to establish a Scientific Advisory Board (“SAB”) consisting of members that have international experience stretching from western countries to the Far East within academia, biotechnology research companies, patent offices, corporate/investment banking and sales/marketing for big pharmaceutical companies.

We plan to hire a small, but highly efficient core staff comprised of specialists capable of project identification, evaluation and selection, project management and clinical trials. We believe they will add value in our operations, resulting in interest from potential in-licensing parties.

We believe there is currently a surplus of lab capacity and skilled staff, including in India, which in combination with average acquisition prices below actual development cost, provides a significant cost advantage without compromising quality and efficiency. We plan to exploit this market situation through outsourcing the research to time- and cost-efficient labs in Europe and India. Subject to the specific tasks at hand, different contract research organisations (“CROs”) will be selected. In India, salaries and other expenses are significantly below those of Europe and thus provide a cost advantage. Our SAB will be able to advise on the specific tasks at hand and point to the best suited CROs.

Initially, we plan to conduct pre-clinical work on prostaganin and tetanolic. The pre-clinical work will be outsourced to CRO’s in Europe and India. For this purpose, a “Master” CRO will be employed. This is a specialist company in sourcing the right CROs. Subsequent to the pre-clinical work, a Phase 1 clinical study to explore toxicity will be initiated. Subject to success in the Phase 1 clinical study, a Phase 2a study will commence. Subsequently, the intention will be to out-license the further research to a third party, such as a major pharmaceutical company, if the results of the Phase 2a study are successful.

Our Strategy

Our goal is to create a leading biotechnology company that discovers, develops and commercializes novel cancer drugs. Key elements of our strategy are to:

  Focus on oncology. Despite recent advances in the treatment of cancer, there continue to be areas of significant unmet medical need. New approaches to cancer treatment such as targeted therapies provide companies such as ours an opportunity to advance our pipeline through preclinical and clinical development. Furthermore, we consider drug development for the cancer markets attractive because relatively small clinical trials of short duration can provide meaningful data on patient outcomes.

  Advance development candidates and commercialize product candidates. Our goal is to progress our product candidates through preclinical and clinical development, and ultimately to commercialization, while utilizing strategic partnering as appropriate.

  Access capabilities and generate revenue through strategic partnering. Revenue generation from strategic partnering will be important to us in the near term by providing funds for reinvestment in internal drug discovery and development. Our business development activities will involve strategic partnering of certain of our oncology programs. Oncology partnerships will be sought with organizations that provide complementary capabilities to allow rapid progression of our product candidates to the market.

Our strategy will be subject to our achieving positive results from the clinical trials that we complete on our product candidates. If the results of these clinical trials are not successful, then we will not achieve our business strategy or objectives.

Our Business Plan

Our business plan includes the following:

1.	further expand search, evaluation and acquisition activity to identify targets;

2.	expand our pipeline infrastructure, including establishing contractual relationships with universities;

3.	commercialize the targets/research projects and proprietary intellectual property belonging to us;

4.	expand our organization, including our Strategic Advisory Board; and

5.	in-license and acquire new targets.

Our ability to implement our business plan will be subject to our achieving significant additional financing, of which there can be no assurance.

International Collaboration

We plan to collaborate with universities, scientists, biotechnology companies and CROs from around the world, including in the UK, Germany, India, Spain, France, and Scandinavia according to the financing that is available to us.

We intend to sign up five SAB members drawn from a pool of the leading scientists and cancer specialists from around the globe. We intend to sign up CRO agreements with a Master CRO to advise on the outsourcing to CROs. We intend to outsource part of the pre-clinical work to two to four European universities, possibly in the Scotland, England, Spain and Denmark. We intend to employ CROs for the Phase one and Phase two studies from countries including, but not limited to, India, Germany, Switzerland, Denmark, France and Spain. We intend to explore in-licensing and target acquisitions opportunities from universities, hospitals, and small biotechnology companies in countries in the U.K., Germany, Scandinavia, and Spain.

Background in Prostate Cancer

Prostate cancer is the most common type of cancer found in American men, other than skin cancer. The American Cancer Society estimates that there are about 200,000 new cases of prostate cancer in the United States each year, and about 30,000 men will die of this disease.

Cancer occurs when cells in the body grow out of control. Prostate cancer is a group of abnormal cells in the prostate. Prostate cancer can be aggressive, which means it can grow quickly and spread to other parts of the body. When cancer spreads, doctors say the cancer has “metastasized.” Or it may be slow growing and stay in the prostate, causing few if any problems. Three out of four cases of prostate cancer are of the slow-growing type that is relatively harmless.

Prostate cancer is quite rare in men under 50. Nearly 2 out of 3 cases (63%) are in men aged 70 and over. Age is the most significant risk factor of all for prostate cancer. The older you are, the greater the risk. There are some studies, based on post mortem findings, estimating that all men would have prostate cancer if they lived to over a hundred.

The American Cancer Society estimates that there are about 200,000 new cases of prostate cancer in the United States each year. In men in the United States, prostate cancer is the most common cancer and the second leading cause of cancer deaths. Prostate cancer strikes about one out of every 11 white men, and one out of every nine African-American men. About 180,000 new cases of prostate cancer are diagnosed each year in the United States. Because the majority of prostate cancers are small, are confined to the prostate and do not cause symptoms, an additional nine million American men may have prostate cancer without knowing it.

Background in Breast Cancer

Breast cancer is a cancer of the glandular breast tissue. The cancer forms in tissues of the breast, usually the ducts (tubes that carry milk to the nipple) and lobules (glands that make milk).

Worldwide, breast cancer is the fifth most common cause of cancer death (after lung cancer, stomach cancer, liver cancer, and colon cancer). In 2005, breast cancer caused 502,000 deaths (7% of cancer deaths; almost 1% of all deaths) worldwide. Among women worldwide, breast cancer is the most common cancer and the most common cause of cancer death. More than 2.8 million women are living with breast cancer in America, one million of whom have yet to be diagnosed.

In the United States, breast cancer is the third most common cause of cancer death (after lung cancer and colon cancer).

In 2007, breast cancer is expected to cause 40,910 deaths (7% of cancer deaths; almost 2% of all deaths) in the U.S. Among women in the U.S., breast cancer is the most common cancer and the second most common cause of cancer death (after lung cancer). Women in the U.S. have a one in eight lifetime chance of developing invasive breast cancer and a one in 33 chance of breast cancer causing their death.

Because the breast is composed of identical tissues in males and females, breast cancer also occurs in males, though it is less common. However, though breast cancer in men is rare, the incidence in males has increased 1 percent a year between 1975 and 2004. The cause is not known.

According to the report, Breast Cancer Facts & Figures 2007-2008 (published every two years since 1996) aside from skin cancer, breast cancer is the most frequently diagnosed cancer among U.S. women, accounting for more than one in four malignancies detected in women.

Our Product Candidates

Our business model concentrates on recent discoveries supporting that most tumors are derived from a single cancer-initiating cell having stem cell properties, a cancer stem cell (CSC). The cancer stem cells are not simply the malignant counterparts of normal stem cells. Instead, they arise from powerful mother cells that in certain environments create and accumulate mutations and epigenetic changes in genes that otherwise regulate normal cell growth and differentiation. Once the genes of such cancerous stem cells have been changed, they play a crucial role in tumor initiation and progression.

Unfortunately, cancer initiating cells have the capacity to renew themselves and give rise to a copy of the stem cell as well as to a new aggressive mother cell that generates the various cancer cells forming the bulk of the pathological process.

So far, cancer stem cells have been described as originators of malignant diseases as diverse as leukemia, breast, brain, bone, lung, melanoma, gastrointestinal, and prostate cancer. However, specific characteristics enabling scientists to separate malignant stem cells from healthy are at present largely unknown.

We plan to concentrate on identification of cell specific characteristics making it possible to identify prostate cancer and early stage lesions of breast tumors. Both prostate and breast tumors come in various forms with markedly different patterns of protein expression and hence functionality. Therefore, we plan to focus on establishing approaches that will enable a more comprehensive classification of malignant tumors for patient stratification. We believe this will provide for the development of “tailor-made” personal treatment strategies aiming at eradicating the cancer.

When examining the gene expression profiles in tissue biopsies from lumps of cancer tumors it is like screening a mixed bag of cells. Both healthy cells making the majority of the biopsied cell population, but also malignant cells are taken out for further scrutiny. The problem is that the healthy tissue overshadows rare cell types and therefore makes it difficult to focus on and understand the characteristics of the newly formed malignant cells.

This limitation is particularly troublesome in the case of breast cancer given the increasing amount of data suggesting that essentially all breast tumors derive from a single cancer-initiating cell with stem cell properties. In contrast to normal stem cells which produce healthy new cells of the breast, there are only very few tumor stem cells. However, malignant stem cells appear to be able to divide repeatedly and uncontrolled thereby giving rise to wealth of novel tumors with variable characteristics.

Modern molecular biological tools have enabled cancer scientists to profile individual cells by their pattern of protein expression. Had it not been for such tools, the cancer stem cell would have remained the needle in the haystack. However, it has now become possible not only to find the cancer stem cell but also to conduct a full fingerprinting profile which enables development of cell specific cytotoxic treatments.

The right treatment can, for instance, help women keep their breasts. Our new stem cell techniques make it possible to identify the original healthy stem cells and then develop, inject and nurture these benign stem cells to overcome and replace the malignant cancer cells and thereby inhibit their growth. Eventually, we believe the healthy stem cells will overcome the sick cancer cells and leave the patient cured.

We believe this type of treatment is superior to existing cancer therapies as it leaves healthy tissue intact whilst all malignant cells are eradicated – and surgery will no longer be necessary so that women can keep their breasts and men can survive prostate cancer.

Product Descriptions

Prostaganin – novel peptide for prostate cancer treatment

The disease prostate carcinoma (prostate cancer) is considered the most common nonskin cancer in America. It accounts for 30% of all the major cancers in men, more than twice the next most common cancer. Prostate carcinoma is also the cancer with the largest expected increase in the next decade. Hence the annual incidence is expected to rise to 300,000 cases and the number of deaths will reach 50,000 by 2015, according to the Prostate Cancer Foundation.

Current treatment approaches outmoded and unsatisfactory

The approaches used currently to combat prostate carcinoma are surgery, irradiation, or chemotherapic. Chemotherapeutic drugs damage cancer cells by a variety of mechanisms such as cleavage of the DNA, severe disruption of the DNA structure and creation of free radicals, eventually causing cell death. However, prostate carcinoma, in contrast to several other cancers, does not respond well to single or multiple drug regimens, especially in the case of androgen-independent cancer.

Conventional treatments damages your body

The number of target specific therapeutic drugs against cancer is limited. This is mainly due to the complexity of the transformation process, which differs greatly between difference cancer types. When we cannot target the cancer specifically, we have until now been forced to resort to conventional treatments, e.g., surgery, radiation and chemotherapy, as in the case of prostate cancer. The problem is even more acute once metastases form. At this stage chemotherapy is currently the preferred solution.

Normal reaction in the cells reduces the effect of chemotherapy

Unfortunately, most chemotherapeutic agents also affect normal cells and consequently cause severe side effects. In addition, these compounds need to penetrate the target cell to exert their function. However, to a certain degree, the compounds are stopped by multi-drug resistance proteins (MDR) which is a normal reaction taking place in the cells. This is why there is an urgent need to develop a new class of anticancer drugs which can target cancer cells and overcome MDR.

Need for new drugs with new modes of action

This has stimulated the search for new drugs with new modes of action and a potential to overcome the inherent resistance. Examples include the development of polypeptides that prevent cell death, or alternatively, peptides that deliberately destroy cancer cells. Indeed, cell destruction peptides have been shown to act against different types of cancer cells. These peptides have a central role in the innate immunity of all organisms, including insects, amphibians, and mammals. The peptides preferentially bind and disrupt certain negatively charged components of the cancer cell membrane. However, it is not clear why some of the peptides bind better and kill cancer cells instead of normal cells.

This invention relates to our novel prostate cancer peptide called Prostaganin. Prostaganin is a 21-amino compound which is highly active toward both androgen-dependent and androgen-independent human prostate cancer cells. Hence, Prostaganin can specifically target prostate cancer cells and accordingly, Prostaganin has the potential to cure both primary and methastatic tumors.

Tetanolic acid – a novel lipid for breast cancer treatment

New approach called membrane-lipid therapy

Although most drugs bind to proteins and regulate their activity, some drugs act through a new therapeutic approach called membrane-lipid therapy. They bind to lipids and thereby modulate the structure of membranes. Most cellular functions are highly dependent on the lipid environment because they are controlled by proteins in or around membranes. The wide variety of cell and organelle membranes and the existence of special lipid regions and domains support the possibility of designing specific lipid therapies.

Lipid therapy a potential treatment of a wide range of diseases

Indeed, recent evidence suggests that lipid therapy might have potential for the treatment of cancer, cardiovascular pathologies, neurodegenerative processes, obesity, metabolic disorders, inflammation, and infectious and autoimmune diseases.

Membrane-targeted anticancer drug disturbs cancerous activity

The development of new membrane-targeted anticancer drugs is based on the knowledge that: (i) the anthracyclines (chemotherapy drug) exert their cell-killing activity solely through interaction with the plasma membrane; and (ii) anthracyclines modify the signaling in cancer cells by regulating membrane structure.

Similarly, the antitumoral drugs hexamethylene bisacetamide and minerval also regulate membrane-phase structure and PKC activity in the cells. Interestingly, a higher oleic acid (i.e. olive oil) intake has been associated with a reduced risk of cancer in humans. Lipid analogs of conventional antitumoral drugs have recently been developed. One example is NEO6002, a less toxic anticancer agent with ability to bind to membranes and overcome resistance to the anticancer agent citarabine in cancer cells.

Lipids can eliminate anticancer drug resistance

In fact, the use of lipids as targets to overcome anticancer drug resistance has been highlighted recently. Moreover, novel lipid derivatives of drugs that were developed initially for other purposes are currently being investigated for their potential use as antitumoral agents.

This invention relates to a novel lipid designated Tetanolic acid which induces the start of cell death and stops the cell cycle progression in breast tumor cells. Thus, Tetanolic acid shows the potential for curing breast cancer by stopping cell growth at a very early time point after detection of cancerous breast cells.

Intellectual Property

Our prostate cancer target, Prostaganin, is unique because it is a novel peptide molecule that both targets very early stage human prostate cancers and also advanced prostate cancers. We believe it will be more efficacious than what is currently in the market because it is highly selective molecule which only targets prostate tumour cells and does not affect non-tumour cells thereby minimizing adverse side effects.

We believe our breast cancer target, Tetanolic, is unique because it is based on naturally occurring plant lipids. The first generation compounds were found to be efficacious to combat brain tumors and lung cancers, however, Tetanolic acid is a novel improved lipid which has been engineered to selectively target breast cancers. We believe it will be more efficacious than what is currently in the market because it not only normalizes breast microtubule arrangement, but also binds to receptors on the tumor cell surface and stops the tumor cells from growing and dividing.

We seek to protect our novel compounds, drug discovery programs and proprietary technologies by filing appropriate patent applications. We have filed patent applications for prostaganin and tetanolic in the United Kingdom and intend to apply for U.S. patents for these compounds. We intend to continue to file patent applications to protect our intellectual property.

There can be no assurance that any of our patent applications will issue in any jurisdiction. Moreover, we cannot predict the breadth of claims that may be allowed or the actual enforceable scope of our patents. In the United States, we may lose our patent rights if we were not the first to invent the subject matter covered by each of our issued patents or pending patent applications. We cannot be certain that our patents will be found valid and enforceable, or that we will not be found to infringe issued patent claims of any third party or that third parties will be found to infringe any of our issued patent claims.

Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with officers, consultants and advisors, third parties may still obtain this information or we may be unable to protect our rights. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secret information. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how, and we would not be able to prevent their use.

Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing products. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe.

We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. If one of these patents was found to cover our product candidates, proprietary technologies or their uses, we or our collaborators could be required to pay damages and could be restricted from commercializing our product candidates or using our proprietary technologies unless we or they obtain a license to the patent. A license may not be available to us or our collaborators on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable right, which could prohibit us from making, using or selling our products, technologies or methods.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we or our collaborators infringe its intellectual property rights, we may face a number of issues, including but not limited to:

  infringement and other intellectual property claims which, with or without merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

  substantial damages for infringement, including treble damages and attorneys’ fees, which we may have to pay if a court decides that the product or proprietary technology at issue infringes on or violates the third party’s rights;

  a court prohibiting us from selling or licensing the product or using the proprietary technology unless the third party licenses its technology to us, which it is not required to do;

  if a license is available from the third party, we may have to pay substantial royalties, fees and/or grant cross licenses to our technology; and

  redesigning our products or processes so they do not infringe, which may not be possible or may require substantial funds and time.

We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that such patents do not exist, have not been filed, or could not be filed or issued, which contain claims covering our product candidates, technology or methods. Because of the number of patents issued and patent applications filed in our technical areas or fields, we believe there is a significant risk that third parties may allege they have patent rights encompassing our product candidates, technology or methods.

Sales and Marketing

We currently do not conduct sales and marketing activities, but plan to develop such capabilities in the future. If we do advance any of our product candidates into and through clinical development, we will need to build a sales and marketing infrastructure. We may also pursue strategic collaborations, as appropriate, to commercialize our product candidates on a world-wide basis.

Competition

We operate in highly competitive segments of the biotechnology and biopharmaceutical markets. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. There is also intense competition for fragment-based lead discovery collaborations. Many of our competitors have significantly greater financial, product development, manufacturing and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. These companies also have significantly greater research capabilities than us. In addition, many universities and private and public research institutes are active in cancer research, some in direct competition with us. We also compete with these organizations to recruit scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Each cancer indication for which we are developing products has a number of established therapies with which our candidates will compete. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing new cancer development programs, including both therapies with traditional, as well as novel, mechanisms of action.

We are aware of competitive products and technologies in each of the markets we target. The competitive products include approved and marketed products as well as products in development.

In each of our development programs addressing indications for which there are therapies available, we intend to complete clinical trials designed to evaluate the potential advantages of our drug candidates as compared to or in conjunction with the current standard of care. Key differentiating elements affecting the success of all of our drug candidates are likely to be their efficacy, safety and side-effect profile compared to commonly used therapies.

Government Regulation and Product Approvals

The clinical development, manufacturing and future marketing of our products are subject to regulation by various authorities in the United States, the E.U., and other countries. The Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act in the United States, and numerous directives, regulations, local laws, and guidelines in the E.U. govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of pharmaceutical products. Product development and approval within these regulatory frameworks takes a number of years, and involves the expenditure of substantial resources.

Regulatory approval to conduct clinical trials will be required in any territories in which we, or our licensors, seek to test our development products. Prior to human testing, such approval requires evaluation of product quality as well as animal data relating to safety and, where relevant, efficacy. In general, new chemical entities are tested in animals to determine whether the product is reasonably safe for initial human testing. Clinical trials for new products are typically conducted in three sequential phases that may overlap. Within oncology, Phase I trials typically involve the initial introduction of the pharmaceutical into patients with advanced malignancy and the emphasis is on testing for safety, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II trials involve the evaluation of effectiveness of the drug for a particular indication in patients with the disease under study, and to determine the common short-term side effects and risks associated with the drug. Phase II trials are typically closely monitored and conducted in a relatively small number of patients, usually involving no more than fifty to one hundred subjects. Phase III trials are generally expanded, well-controlled clinical trials. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to gather the additional information about safety and effectiveness needed to evaluate the overall risk-benefit relationship of the drug and to provide an adequate basis for product labeling.

In the United States an Investigational New Drug application, or IND, must be submitted to the FDA prior to the initiation of human studies. Absent an objection from the FDA, the application will become effective 30 days following receipt by the FDA. Prior regulatory approval to initiate human studies is also required in member states of the E.U. Additional requirements designed to protect the rights of participating patients also exist. Approval by an appropriately constituted Institutional Review Boards (IRB) in the United States or an equivalent Ethics Committee in other territories (EC) is also required prior to the commencement of any clinical trial. The ongoing conduct of the study is monitored on a periodic basis by the sponsor, institutional committees, as well as regulatory authorities. The submission of relevant safety data on both an episodic and periodic basis to such parties is required, as well as well-defined processes to support this activity. Authorities could demand discontinuation of studies at any time if significant safety issues arise. In all cases, it is our responsibility to ensure that we conduct our business in accordance with the regulations of each relevant territory.

In order to gain marketing approval, we must submit a dossier to the relevant authority for review, which is known in the United States as a new drug application (NDA) and in the E.U. as a marketing authorization application (MAA). The format of a marketing application has recently been standardized and includes information specified by each authority, and requires information on the quality of the chemistry, manufacturing and pharmaceutical aspects of the product, as well as non-clinical and clinical data. Failure to adequately demonstrate the quality, safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product. There can be no assurance that if clinical trials are completed, either we or our collaborative partners will submit applications for required authorizations to manufacture or market potential products, including a marketing authorization application or an NDA, or that any such application will be reviewed and approved by appropriate regulatory authorities in a timely manner, if at all.

In general, the competent regulatory authority may approve a product if the data is considered to be of a high quality and supportive of the indication requested. Quality of data is usually determined through regulatory audits of the various components of the dossier, and may include site visits to clinical trial sites and manufacturing facilities. In some circumstances, additional data or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. Regulatory authorities may find data to be of an unacceptable quality or not supportive of the indication sought; in these circumstances, regulatory approval to market products may be denied or deferred.

As a condition of marketing approval, competent regulatory authorities also require post-marketing surveillance to monitor adverse effects, and may also request other additional studies as deemed appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect product marketability.

The FDA has implemented special programs to facilitate the development and to expedite the review of drugs intended to treat serious and life-threatening conditions so that this type of product can be approved and reach the market quickly. A drug that demonstrates a meaningful therapeutic advantage over existing treatments or shows the potential to address an unmet medical need in a serious or life-threatening condition may be considered for expedited approval. In some cases, where approval is granted on the basis of a surrogate measure of benefit, further clinical trials (as post-approval commitments) are generally required to further define the safety and efficacy of the product. If such clinical trials fail to confirm the early benefits seen during the accelerated approval process, the FDA may withdraw approval. A similar set of mechanisms exist within the E.U.

The United States and the E.U. may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which, in the United States, is generally a disease or condition that affects fewer than 200,000 individuals nationwide. In the E.U., orphan drug designation can be granted if:

  The disease affects no more than 50 in 100,000 persons in the E.U.;

  The drug is intended for a life-threatening, seriously debilitating, or serious and chronic condition;

  The medical plausibility of the proposed orphan indication;

  Without incentives it is unlikely that the drug would generate sufficient return to justify the necessary investment; and

  No satisfactory method of treatment for the condition exists or, if it does, the new drug will provide a significant benefit to those affected by the condition.

The designation of an orphan drug status provides the company with a limited period of market exclusivity for the indication of interest (seven years in the United States, and ten years in the E.U.). Orphan drug designation does not prevent competitors from developing or marketing different drugs for an orphan indication or the same drug for a different indication.

Throughout the period of active marketing of any medicinal product, the company retains the responsibility to periodically and systematically review the safety profile of the marketed product. This requires an active pharmacovigilance program, and the company is required to report certain adverse events, safety trends, relevant literature reports and similar data to the competent regulatory authority. Similarly, the advertising and promotion of pharmaceutical products is also closely regulated and monitored by regulatory agencies. Moreover, quality control and manufacturing procedures must continue to conform to current Good Manufacturing Practices (cGMPs) after approval, and the FDA periodically inspects manufacturing facilities to assess cGMP compliance. Accordingly, manufacturers must continue to expend resources on production, quality control and quality assurance to maintain compliance with GMP and other regulatory requirements.

Failure to comply with applicable regulatory requirements after obtaining regulatory approval can, among other things, result in suspension of regulatory approval, and possible civil and criminal sanctions. Renewals of the license in Europe may require additional data, which may result in an approval being withdrawn. In the United States and the E.U., regulators have the authority to revoke, suspend or withdraw approvals of previously approved products, to prevent companies and individuals from participating in the drug-approval process, to request recalls, to seize violative products, to obtain injunctions to close manufacturing plants not operating in conformity with regulatory requirements and to stop shipments of violative products. In addition, changes in regulation could harm our financial condition and results of operation.

Our Technology Business

Corporate Organization of Infrablue UK

Incorporation

InfraBlue UK was incorporated in the United Kingdom on February 18, 2004. The founding shareholders of InfraBlue UK were InfraBlue Inc. (formerly PublicLock Inc.), Outlander Management Ltd. and Mitchell Johnson, the managing director of InfraBlue UK and our former director and officer. InfraBlue Inc. is a private corporation that is now one of our principal shareholders. Outlander Management is a private corporation that is now one of our shareholders.

The Original InfraBlue UK Agency Agreement

The IRMA device and the InfraBlue Technology were originally developed by Flander Oy in Finland. The intellectual property rights in the InfraBlue Technology and the IRMA device were purchased by PublicLock in September 2003. InfraBlue Inc. granted licenses to four entities on October 6, 2003, with each entity acquiring rights to exploit the InfraBlue Technology and commercialize the IRMA device in a different territory. On October 13, 2003, InfraBlue Inc. sold its rights in the InfraBlue Technology and the IRMA device to the Keydata Partnership, subject to the four licenses.

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

Acquisition of the InfraBlue Technology

InfraBlue Inc. entered into an agreement with the Keydata Partnership dated November 1, 2005 to purchase from Keydata Partnership a wholly-owned subsidiary that then held the intellectual rights in the InfraBlue Technology and the IRMA device. We purchased these intellectual property rights from InfraBlue Inc. on November 30, 2005 pursuant to an intellectual property acquisition agreement between us and InfraBlue Inc. dated November 1, 2005. We issued 10,000,000 shares of our common stock to InfraBlue Inc. in consideration of these assets. InfraBlue Inc. in turn paid as consideration 10,000,000 shares of our common stock to the Keydata Partnership in connection with its acquisition of the Keydata Partnership subsidiary with the rights to the InfraBlue Technology and the IRMA device.

Initial Financing of InfraBlue UK

InfraBlue UK’s initial corporate activities were funded by InfraBlue Inc. InfraBlue UK entered into a loan agreement dated October 4, 2004 with InfraBlue Inc. whereby InfraBlue Inc. agreed to extend a secured loan facility to InfraBlue UK in the maximum amount of £150,000 ($267,405, based on the foreign exchange rate on October 4, 2004 of $1.7827:£1.0000) . The purpose of the loan facility was to provide InfraBlue UK with funds with which to pursue the commercialization of the IRMA device and the InfraBlue Technology, and to help facilitate InfraBlue UK’s obligations to the licensees under the agency agreement.

As at April 28, 2005, InfraBlue UK’s outstanding debt to InfraBlue Inc. under the secured loan facility was £83,450 ($159,065, based on a foreign exchange rate on April 28, 2005 of $1.9061:£1.0000) . InfraBlue UK and InfraBlue Inc. entered into a debt settlement agreement on April 28, 2005 whereby the outstanding debt was settled by the issuance to InfraBlue Inc. of 1,075,000 Ordinary A shares in the capital of InfraBlue UK at a deemed value of £0.0776 per share. InfraBlue Inc. subsequently exchanged these shares for shares of our common stock upon completion of the share exchange agreement on August 31, 2005. As a result, InfraBlue Inc. is now one of our principal shareholders.

Technology Overview

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

We have achieved only minimal revenues to date. Accordingly, we are considered a development stage company. To date, we have only sold a minimal number of units of our InfraBlue technology, our revenues from these sales are substantially less than our operating costs and we have incurred significant operating losses since inception. Accordingly, our board of directors is currently evaluating the sale or abandonment of our InfraBlue technology.

Research and Development

We spent approximately $Nil and $6,168 on research and development activities in fiscal 2007 and fiscal 2006, respectively.

Material Agreements

On August 21, 2006, we entered into a consulting agreement with Westport Strategic Partners Inc. (“Westport”) in connection with the provision of an independent research report and investor and public relations services to us. On November 26, 2007, we terminated this agreement and issued a total of 150,000 shares of our common stock to Westport in settlement of an outstanding cash compensation in the amount of $62,500 due to Westport pursuant to the terms of this agreement.

On December 1, 2007, we entered into a consulting agreement with Dr. Wang Chong pursuant to which Dr. Chong has agreed to provide certain consulting services to us in the area of scientific advice in connection with the business of the evaluation, acquisition and development of patents in the field of health care drug treatments offered by us and our associated companies for a period of two years. The agreement may be extended for a further 12 months by mutual written agreement of the parties. Pursuant to the terms of the agreement, Dr. Chong has agreed to be appointed a member of our Scientific Advisory Board. In consideration for his services, Dr. Chong shall receive 100,000 shares of our common stock. The agreement may be terminated by either party upon one week’s prior written notice in the event that (i) either party is unable to continue performing the agreed duties under the agreement for any reason, (ii) if either party commits or causes to be committed any material breach of its obligations under the agreement, provided that the breach is not remedied within a reasonable period of time after notification thereof, and (iii) if either party commits an act of insolvency.

We entered into a consulting agreement with Anders Boegh Jensen effective December 1, 2007 pursuant to which Mr. Jensen has agreed to provide certain consulting services to us in the area of scientific advice in connection with the business of the evaluation, acquisition and development of patents in the field of health care drug treatments offered by us and our associated companies for a period of two years. The agreement may be extended for a further 12 months by mutual written agreement of the parties. Pursuant to the terms of the agreement, Mr. Jensen has agreed to be appointed a member of our Scientific Advisory Board. In consideration for his services, Mr. Jensen shall receive 2,000,000 shares of our common stock. The agreement may be terminated upon one month’s prior written notice by either party if (i) a party commits or causes to be committed any material breach of its obligations under the agreement, provided that the breach is not remedied within a reasonable period of time from notification thereof or (ii) if either party commits an act of insolvency.

We entered into a consulting agreement with Dr. John Savin effective December 1, 2007 pursuant to which Dr. Savin has agreed to provide certain consulting services to us in the area of scientific advice in connection with the business of the evaluation, acquisition and development of patents in the field of health care drug treatments offered by us and our associated companies for a period of two years. The agreement may be extended for a further 12 months by mutual written agreement of the parties. Pursuant to the terms of the agreement, Dr. Savin has agreed to be appointed a member of our Scientific Advisory Board. In consideration for his services, Dr. Savin shall receive 100,000 shares of our common stock. The agreement may be terminated by either party upon one week’s prior written notice in the event that (i) either party is unable to continue performing the agreed duties under the agreement for any reason, (ii) if either party commits or causes to be committed any material breach of its obligations under the agreement, provided that the breach is not remedied within a reasonable period of time after notification thereof, and (iii) if either party commits an act of insolvency.

We entered into a consulting agreement with Dr. William H. Stimson effective December 20, 2007 pursuant to which Dr. Stimson has agreed to provide certain consulting services to us in the area of scientific advice in connection with the business of the evaluation, acquisition and development of patents in the field of health care drug treatments offered by us and our associated companies for a period of two years. The agreement may be extended for a further 12 months by mutual written agreement of the parties. Pursuant to the terms of the agreement, Dr. Stimson has agreed to be appointed a member of our Scientific Advisory Board. In consideration for his services, Dr. Stimson shall receive 100,000 shares of our common stock. The agreement may be terminated upon one month’s prior written notice by either party if (i) a party commits or causes to be committed any material breach of its obligations under the agreement, provided that the breach is not remedied within a reasonable period of time from notification thereof or (ii) if either party commits an act of insolvency.

We entered into a consulting agreement with Dr. Rolf Witte effective December 7, 2007 pursuant to which Dr. Witte has agreed to provide certain consulting services to us in the area of scientific advice in connection with the business of the evaluation, acquisition and development of patents in the field of health care drug treatments offered by us and our associated companies for a period of two years. The agreement may be extended for a further 12 months by mutual written agreement of the parties. Pursuant to the terms of the agreement, Dr. Witte has agreed to be appointed a member of our Scientific Advisory Board. In consideration for his services, Dr. Witte shall receive 30,000 shares of our common stock. The agreement may be terminated upon one month’s prior written notice by either party if (i) a party commits or causes to be committed any material breach of its obligations under the agreement, provided that the breach is not remedied within a reasonable period of time from notification thereof or (ii) if either party commits an act of insolvency.

We entered into a consulting agreement with Dr. Karen Elizabeth Jervis effective January 4, 2008 pursuant to which Dr. Jervis has agreed to provide certain consulting services to us in the area of scientific advice in connection with the business of the evaluation, acquisition and development of patents in the field of health care drug treatments offered by us and our associated companies for a period of one year from January 1, 2008. The agreement may be extended for a further period on terms and conditions to be agreed upon by parties in writing. Pursuant to the terms of the agreement, Dr. Jervis has agreed to be appointed a member of our Scientific Advisory Board. In consideration for her services, Dr. Jervis shall receive 100,000 shares of our common stock. The agreement may be terminated upon one month’s prior written notice by either party if (i) a party commits or causes to be committed any material breach of its obligations under the agreement, provided that the breach is not remedied within a reasonable period of time from notification thereof or (ii) if either party commits an act of insolvency.

We entered into an Administration Contract with Azuracle Limited (“Azuracle”) dated May 1, 2005 pursuant to which Azuracle agreed to provide us with certain administrative services. On November 26, 2007, the parties agreed to terminate this agreement and Azuracle agreed that all outstanding amounts thereunder owing to Azuracle from us was forgiven.

We have also entered into consulting agreements with Konstantinos Kardiamenos and David Cooper as described under “Executive Compensation”.

Employees

We currently have no employees other than our executive officers.

Subsidiaries

We currently have one subsidiary, InfraBlue Ltd.

Risk Factors

You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock.

Risks Related to our Biotechnology Business

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.

We believe that our existing cash and working capital will be sufficient to meet projected operating requirements for two months. Consistent with our existing business development strategy, we anticipate establishing new collaborations and commercial agreements. Any proceeds received in connection with such new transactions would provide additional operating capital. However, if we do not generate additional revenue from collaborations, commercial agreements and grants at the levels we project, we may require additional funding. Because we do not anticipate that we will generate significant continuing revenues for several years, if at all, we will need to raise substantial additional capital to finance our operations in the future. Our additional funding requirements will depend on, and could increase significantly as a result of, many factors, including the:

  terms and timing of any collaborative, licensing and other arrangements that we may establish;

  rate of progress and cost of our preclinical studies and clinical trials, if any, and other research and development activities;

  scope, prioritization and number of clinical development and research programs we pursue;

  costs and timing of preparing regulatory submissions and obtaining regulatory approval;

  costs of establishing or contracting for sales and marketing capabilities;

  costs of manufacturing;

  extent to which we acquire or in-license new products, technologies or businesses;

  effect of competing technological and market developments; and

  costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Until we can generate significant continuing revenues, if ever, we expect to satisfy our future cash needs through public or private equity offerings, debt financings, strategic transactions, or collaborations, commercial agreements and grants. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or abandon our business.

Raising additional funds by issuing securities or through licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We may raise additional funds through public or private equity offerings, debt financings or licensing arrangements. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. In addition, if we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

Our drug discovery approach and technologies are unproven and may not allow us to establish or maintain a clinical development pipeline or successful collaborations or result in the discovery or development of commercially viable products.

The technologies on which we rely are unproven and may not result in the discovery or development of commercially viable products. There are currently no drugs on the market and no drug candidates in clinical development that have been discovered or developed using our proprietary technologies. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. Research programs to identify product candidates require a substantial amount of our technical, financial and human resources even if no product candidates are identified. Data from our current research programs may not support the clinical development of our lead compounds or other compounds from these programs, and we may not identify any compounds suitable for recommendation for clinical development. Moreover, there is presently little or no clinical validation for the targets which are the focus of the programs in our pipeline and there is no guarantee that we will be able to successfully advance any compounds we recommend for clinical development from these programs. If we are unable to identify new product candidates or advance our lead compounds into clinical development, we may not be able to establish or maintain a clinical development pipeline or generate product revenue. There is no guarantee that we will be able to successfully advance any product candidates in our preclinical programs into clinical trials or successfully develop any product candidate we advance into clinical trials for commercial sale.

The results of early preclinical studies are not necessarily predictive of the results of future preclinical studies, and there is no guarantee that any of our drug candidates in preclinical development will progress through to clinical development.

Positive results from early preclinical studies on drug candidates should not be relied upon as evidence that the results of further preclinical studies will be successful or that the drug candidate will progress into clinical studies. Drug discovery is inherently unpredictable, and the historical rate of failure for drug candidates in preclinical testing is extremely high. Drug candidates that have shown promising results in studies in rodents can have negative results when evaluated further in higher species. If negative preclinical results are seen in more than one compound from a particular chemical series, there may be an increased likelihood that additional compounds from that series will demonstrate the same or similar negative results. Companies frequently suffer setbacks in preclinical studies. There is no guarantee that any of our drug candidates will progress through preclinical development into clinical development.

Because the results of preclinical studies are not necessarily predictive of future results, any product candidate we advance into clinical trials may not have favorable results or receive regulatory approval.

Even if any of our product candidates advance through pre-clinical development, positive results from preclinical studies should not be relied upon as evidence that clinical trials will succeed. We will be required to demonstrate through clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in preclinical testing does not mean that clinical trials will be successful because product candidates in clinical trials may fail to demonstrate sufficient safety and efficacy despite having progressed through pre-clinical testing. Companies frequently suffer significant setbacks in clinical trials, even after earlier clinical trials have shown promising results. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials.

If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial we are able to undertake, we would experience potentially significant delays in, or be required to abandon, development of that product candidate which may cause our stock price to decline further and may materially and adversely affect our business.

Delays in the commencement or completion of clinical testing could result in increased costs to us and delay our ability to generate significant revenues.

Delays in the commencement or completion of clinical testing could significantly impact our product development costs. We do not know whether any clinical trials that we may plan in the future will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

  identifying and selecting a suitable development candidate.

  obtaining any required approvals from our collaborators;

  obtaining regulatory approval to commence a clinical trial;

  reaching agreement on acceptable terms with prospective contract research organizations and trial sites;

  manufacturing sufficient quantities of a product candidate;

  obtaining institutional review board approval to conduct a clinical trial at a prospective site; and

  identifying, recruiting and enrolling patients to participate in a clinical trial.

In addition, once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate. A clinical trial may be suspended or terminated by us, our collaborators, the FDA or other regulatory authorities due to a number of factors, including:

  failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

  inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

  unforeseen safety issues or insufficient efficacy; or

  lack of adequate funding to continue the clinical trial.

If we experience delays in the completion of, or termination of, any clinical trial of a product candidate, the commercial prospects for product candidates we may develop will be harmed, and our ability to generate product revenues from any product candidate we may develop will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize product candidates, other therapies for the same indications may have been introduced to the market during the period we have been delayed and such therapies may have established a competitive advantage over our products.

Any product candidates we advance into clinical trials are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of any other product candidates we advance into clinical trials are subject to extensive regulation by the FDA in the United States and by comparable governmental authorities in foreign markets. In the United States, neither we nor our collaborators are permitted to market our product candidates until we or our collaborators receive approval of an NDA from the FDA. The process of obtaining NDA approval is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change. In addition, as a company, we have not previously filed an NDA with the FDA. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for our product candidates for which development and commercialization is our responsibility. Despite the time and expense invested, regulatory approval is never guaranteed. The FDA or any of the applicable European, Canadian or other regulatory bodies can delay, limit or deny approval of a product candidate for many reasons, including:

  a product candidate may not be safe and effective;

  regulatory agencies may not find the data from preclinical testing and clinical trials to be sufficient;

  regulatory agencies may not approve of our third party manufacturers’ processes or facilities; or

  regulatory agencies may change their approval policies or adopt new regulations

In addition, while we may seek to take advantage of various regulatory processes intended to accelerate drug development and approval for any product candidates that may be selected for clinical development, there is no guarantee that the FDA will review or accept an NDA under the accelerated approval regulations, based on our clinical trial design, the results of any clinical trials we may conduct or other factors.

Also, recent events implicating questions about the safety of marketed drugs, including those pertaining to the lack of adequate labeling, may result in increased cautiousness by the FDA in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates.

Any product candidate we advance into clinical trials may cause undesirable side effects that could delay or prevent its regulatory approval or commercialization.

Undesirable side effects caused by any product candidate we advance into clinical trials could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing product candidates we advance into clinical trials and generating revenues from its sale.

In addition, if any product candidate receives marketing approval and we or others later identify undesirable side effects caused by the product:

  regulatory authorities may withdraw their approval of the product;

  we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; or

  our reputation may suffer.

Any one or a combination of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenues from the sale of the product.

We may rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We intend to rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct all or a portion of any future clinical trials. We may not be able to control the amount and timing of resources that third parties devote to any clinical trials we may commence or the quality or timeliness of the services performed by such third parties. In any future clinical trials, in the event that we are unable to maintain our relationship with any clinical trial sites, or elect to terminate the participation of any clinical trial sites, we may experience the loss of follow-up information on patients enrolled in such clinical trial unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines in connection with any future clinical trials, or if the quality or accuracy of the clinical data is compromised due to the failure to adhere to clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, our reputation in the industry and in the investment community may be significantly damaged and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

Even if any product candidate we advance into clinical trials receives regulatory approval, our product candidates may still face future development and regulatory difficulties.

If any product candidate we advance into clinical trials receives U.S. regulatory approval, the FDA may still impose significant restrictions on the indicated uses or marketing of the product candidate or impose ongoing requirements for potentially costly post-approval studies. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market. Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

  issue warning letters;

  impose civil or criminal penalties;

  withdraw regulatory approval;

  suspend any ongoing clinical trials;

  refuse to approve pending applications or supplements to approved applications filed by us or our collaborators;

  impose restrictions on operations, including costly new manufacturing requirements; or

  seize or detain products or require a product recall.

Moreover, in order to market any products outside of the United States, we and our collaborators must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks described above regarding FDA approval in the United States. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risk that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and adversely impact potential royalties and product sales, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies. If we or our collaborators fail to comply with applicable domestic or foreign regulatory requirements, we and our collaborators may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

We may become dependent on our collaborations, and events involving these collaborations or any future collaborations could prevent us from developing or commercializing product candidates.

The success of our business strategy and our near and long-term viability will depend in part on our ability to successfully establish new strategic collaborations. Since we do not currently possess the resources necessary to independently develop and commercialize all of the product candidates that may be discovered through our drug discovery platform, we may need to enter into additional collaborative agreements to assist in the development and commercialization of some of these product candidates or in certain markets for a particular product candidate. Establishing strategic collaborations is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position. And our discussions with potential collaborators may not lead to the establishment of new collaborations on acceptable terms. In addition, if as a result of our financial condition or other factors we enter into a strategic collaboration while a drug candidate program is in early preclinical development, we may not generate as much near- or longer-term revenue from such program as we could have generated if we had the resources to further independently develop such program.

We may have limited control over the amount and timing of resources that any future collaborators (including collaborators resulting from a change of control) devote to our programs or potential products. In some instances, our collaborators, may have competing internal programs or programs with other parties, and such collaborators may devote greater resources to their internal or other programs than to our collaboration and any product candidates developed under our collaboration. Our collaborators may prioritize other drug development opportunities that they believe may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop products that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. Moreover, in the event of termination of a collaboration agreement, termination negotiations may result in less favorable terms than we would otherwise choose.

We and our future collaborators may fail to develop or effectively commercialize products covered by our present and future collaborations if:

  we do not achieve our objectives under our collaboration agreements;

  we or our collaborators are unable to obtain patent protection for the product candidates or proprietary technologies we discover in our collaborations;

  we are unable to manage multiple simultaneous product discovery and development collaborations;

  our potential collaborators are less willing to expend their resources on our programs due to their focus on other programs or as a result of general market conditions;

  our collaborators become competitors of ours or enter into agreements with our competitors;

  we or our collaborators encounter regulatory hurdles that prevent the further development or commercialization of our product candidates; or

  we develop products and processes or enter into additional collaborations that conflict with the business objectives of our other collaborators.

If we or our collaborators are unable to develop or commercialize products as a result of the occurrence of any one or a combination of these events, we will be prevented from developing and commercializing product candidates.

Conflicts may arise between us and our collaborators that could delay or prevent the development or commercialization of our product candidates.

Conflicts may arise between our collaborators and us, such as conflicts concerning which compounds, if any, to select for pre-clinical or clinical development, the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. If any conflicts arise with future collaborators, they may act in their self-interest, which may be adverse to our best interests. Any such disagreement between us and a collaborator could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating sufficient revenues to achieve or maintain profitability:

  disagreements regarding the payment of research funding, milestone payments, royalties or other payments we believe are due to us under our collaboration agreements or from us under our licensing agreements;

  uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations;

  actions taken by a collaborator inside or outside a collaboration which could negatively impact our rights under or benefits from such collaboration;

  unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; or

  slowing or cessation of a collaborator’s development or commercialization efforts with respect to our product candidates.

If our competitors develop drug discovery technologies that are more advanced than ours, our ability to generate revenue from collaborations, commercial arrangements or grants may be reduced or eliminated.

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. There is also intense competition for fragment-based lead discovery collaborations. In addition, we understand that many large pharmaceutical companies are exploring the internal development of fragment-based drug discovery methods. Additionally, due to the high demand for treatments for CML and other oncology therapeutic areas, research is intense and new technologies to enhance the rapid discovery and development of potential treatments are being sought out and developed by our competitors. If our competitors develop drug discovery technologies that are more advanced or more cost efficient or effective than ours, our revenue from collaborations, commercial arrangements and grants may be substantially reduced or eliminated.

If our competitors develop treatments for diseases that are approved more quickly, marketed more effectively or demonstrated to be more effective than our current or future product candidates, our ability to generate product revenue will be reduced or eliminated.

Most cancer indications for which we are developing products have a number of established therapies with which our candidates will compete. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing new cancer development programs, including both therapies with traditional as well as novel mechanisms of action.

Many of our competitors have significantly greater financial, product development, manufacturing and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. These companies also have significantly greater research capabilities than us. In addition, many universities and private and public research institutes are active in cancer research, some in direct competition with us. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our competitors may succeed in developing products for the treatment of diseases in oncology therapeutic areas in which our drug discovery programs are or will be focused that are more effective, better tolerated or less costly than any which we may offer or develop. Our competitors may succeed in obtaining approvals from the FDA and foreign regulatory authorities for their product candidates sooner than we do for ours. We will also face competition from these third parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, and in acquiring and in-licensing technologies and products complementary to our programs or advantageous to our business.

We have limited experience in identifying, acquiring or in-licensing, and integrating third parties’ products, businesses and technologies into our current infrastructure. If we determine that future acquisition, in-licensing or other strategic opportunities are desirable and do not successfully execute on and integrate such targets, we may incur costs and disruptions to our business.

An important part of our business strategy is to continue to develop a broad pipeline of product candidates. These efforts include potential licensing and acquisition transactions. Although we are not currently a party to any other agreements or commitments, we may seek to expand our product pipeline and technologies, at the appropriate time and as resources allow, by acquiring or in-licensing products, or combining with businesses that we believe are a strategic fit with our business and complement our existing internal drug development efforts and product candidates, research programs and technologies. Future transactions, however, may entail numerous operational and financial risks including:

  exposure to unknown liabilities;

  disruption of our business and diversion of our management’s time and attention to the development of acquired products or technologies;

  incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;

  dilution to existing stockholders in the event of an acquisition by another entity;

  higher than expected acquisition and integration costs;

  increased amortization expenses;

  difficulties in and costs of combining the operations and personnel of any businesses with our operations and personnel;

  impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

  inability to retain key employees.

Finally, we may devote resources to potential in-licensing opportunities or strategic transactions that are never completed or fail to realize the anticipated benefits of such efforts.

We do not have internal manufacturing capabilities, and if we fail to develop and maintain supply relationships with collaborators or other third party manufacturers, we may be unable to develop or commercialize our products.

All of our manufacturing is outsourced to third parties with oversight by our internal managers. We intend to continue this practice of outsourcing our manufacturing services to third parties for any future clinical trials we may conduct and for commercialization of any other product candidate we advance into clinical trials. Our ability to develop and commercialize products depends in part on our ability to arrange for collaborators or other third parties to manufacture our products at a competitive cost, in accordance with regulatory requirements and in sufficient quantities for clinical testing and eventual commercialization.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell any products we may develop, we may not be able to generate product revenue.

We do not currently have a sales organization for the sales, marketing and distribution of pharmaceutical products. In order to commercialize any products, we must build our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We plan to seek third party partners for indications and in territories, such as outside North America, which may require more extensive sales and marketing capabilities. The establishment and development of our own sales force to market any products we may develop in North America will be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capacity. If we are unable to establish our sales and marketing capability or any other non-technical capabilities necessary to commercialize any products we may develop, we will need to contract with third parties to market and sell any products we may develop in North America. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

The commercial success of any product that we may develop depends upon market acceptance among physicians, patients, health care payors and the medical community.

Even if any product we may develop obtains regulatory approval, our products, if any, may not gain market acceptance among physicians, patients, health care payors and the medical community. The degree of market acceptance of any of our approved products will depend on a number of factors, including:

  our ability to provide acceptable evidence of safety and efficacy;

  relative convenience and ease of administration;

  the prevalence and severity of any adverse side effects;

  availability of alternative treatments;

  pricing and cost effectiveness;

  effectiveness of our or our collaborators’ sales and marketing strategies; and

  our ability to obtain sufficient third party coverage or reimbursement.

If any of our product candidates is approved, but does not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate sufficient revenue from these products and we may not become profitable.

We are subject to uncertainty relating to health care reform measures and reimbursement policies which, if not favorable to our product candidates, could hinder or prevent our product candidates’ commercial success.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect one or more of the following:

  our ability to set a price we believe is fair for our products;

  our ability to generate revenues and achieve profitability;

  the future revenues and profitability of our potential customers, suppliers and collaborators; and

  the availability of capital.

In certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription drugs and the reform of the Medicare and Medicaid systems. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 provided a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms. We are not yet able to assess the full impact of this legislation and it is possible that the new Medicare prescription drug benefit, which will be managed by private health insurers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm our ability to market our products and generate revenues. It is also possible that other proposals having a similar effect will be adopted.

Our ability to commercialize successfully any product candidates we advance into clinical trials will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate coverage and reimbursement levels for the cost of our products and related treatments. Third party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States, which could significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for our product candidates or exclusion of our product candidates from coverage and reimbursement programs. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could significantly reduce our revenues from the sale of any approved product.

We plan to increase the size of our organization, and we may experience difficulties in managing growth.

In the future, we plan to expand our managerial, operational, financial and other resources in order to manage and fund our operations, continue our research and development and collaborative activities, progress our product candidates through clinical development and eventually commercialize any product candidates for which we are able to obtain regulatory approval. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

  manage our internal research and development efforts effectively while carrying out our contractual obligations to collaborators and other third-parties;

  continue to improve our operational, financial and management controls, reporting systems and procedures;

  set up marketing, sales, distribution and other commercial operations infrastructure if any of our product candidates obtain regulatory approval; and

  attract and retain sufficient numbers of talented employees.

We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

If we fail to attract and keep key management and scientific personnel, we may be unable to successfully develop or commercialize our product candidates.

We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our research, development and commercialization efforts for any future product candidates.

Our success depends on our continued ability to attract, retain and motivate highly qualified management and chemists, biologists, and preclinical and clinical personnel. The loss of the services of any of our senior management, could delay or prevent the clinical development and potential commercialization of our product candidates. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice. We have scientific and clinical advisors who assist us in formulating our research, development and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives, our ability to raise additional capital and our ability to implement our business strategy. In particular, if we lose any members of our senior management team, we may not be able to find suitable replacements and our business may be harmed as a result.

We expect our net operating losses to continue for at least several years, and we are unable to predict the extent of future losses or when we will become profitable, if ever.

We have incurred substantial net operating losses since our inception. We expect our annual net operating losses to continue over the next several years as we conduct our research and development activities, and incur preclinical and clinical development costs. Because of the numerous risks and uncertainties associated with our research and development efforts and other factors, we are unable to predict the extent of any future losses or when we will become profitable, if ever. We will need to commence clinical trials, obtain regulatory approval and successfully commercialize a product candidate or product candidates before we can generate revenues which would have the potential to lead to profitability.

We currently lack a significant continuing revenue source and may not become profitable.

Our ability to become profitable depends upon our ability to generate significant continuing revenues. To obtain significant continuing revenues, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing product candidates with significant market potential. However, we cannot guarantee when, if ever, our products revenues alone will not be sufficient to lead to profitability.

Our ability to generate continuing revenues depends on a number of factors, including:

  obtaining new collaborations and commercial agreements;

  performing under current and future collaborations, commercial agreements and grants, including achieving milestones;

  successful completion of clinical trials for any product candidate we advance into clinical trials;

  achievement of regulatory approval for any product candidate we advance into clinical trials; and

  successful sales, manufacturing, distribution and marketing of our future products, if any.

If we are unable to generate significant continuing revenues, we will not become profitable, and we may be unable to continue our operations.

We may incur substantial liabilities from any product liability claims.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and will face an even greater risk if we sell our product candidates commercially. An individual may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in any one or a combination of the following:

  decreased demand for our product candidates;

  injury to our reputation;

  withdrawal of clinical trial participants;

  costs of related litigation;

  substantial monetary awards to patients or other claimants;

  loss of revenues; and

  the inability to commercialize our product candidates.

We plan to obtain product liability insurance. However, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

Our success depends upon our ability to protect our intellectual property and our proprietary technologies.

Our commercial success depends on obtaining and maintaining patent protection and trade secret protection for our product candidates, proprietary technologies and their uses, as well as successfully defending these patents against third party challenges. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties. Even issued patents may later be found unenforceable, or be modified or revoked in proceedings instituted by third parties before various patent offices or in courts.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third party patents.

The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example:

  we might not have been the first to file patent applications for these inventions;

  we might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

  others may independently develop similar or alternative technologies or duplicate any of our technologies;

  the patents of others may have an adverse effect on our business;

  it is possible that none of our pending patent applications will result in issued patents;

  our issued patents may not encompass commercially viable products, may not provide us with any competitive advantages, or may be challenged by third parties;

  our issued patents may not be valid or enforceable; or

  we may not develop additional proprietary technologies that are patentable.

Patent applications in the U.S. are maintained in confidence for up to 18 months after their filing. Consequently, we cannot be certain that we were the first to invent, or the first to file, patent applications on our compounds or drug candidates. We may not have identified all U.S. and foreign patents or published applications that may affect our business by blocking our ability to commercialize any drugs for which we are able to successfully develop and obtain regulatory approval.

Proprietary trade secrets and unpatented know-how are also very important to our business. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with officers, consultants and advisors, third parties may still obtain this information or we may be unable to protect our rights. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secret information. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how, and we would not be able to prevent their use.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our commercial success also depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing products. Because patent applications can take many years to issue, there may be currently pending applications which may later result in issued patents that our product candidates or proprietary technologies may infringe.

We may be exposed to, or threatened with, future litigation by third parties having patent, trademark or other intellectual property rights alleging that we are infringing their intellectual property rights. If one of these patents was found to cover our product candidates, research methods, proprietary technologies or their uses, or one of these trademarks was found to be infringed, we or our collaborators could be required to pay damages and could be unable to commercialize our product candidates or use our proprietary technologies unless we or they obtain a license to the patent or trademark, as applicable. A license may not be available to us or our collaborators on acceptable terms, if at all. In addition, during litigation, the patent or trademark holder could obtain a preliminary injunction or other equitable right which could prohibit us from making, using or selling our products, technologies or methods. In addition, we or our collaborators could be required to designate a different trademark name for our products, which could result in a delay in selling those products.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we or our collaborators infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

  infringement and other intellectual property claims which, with or without merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

  substantial damages for infringement, including treble damages and attorneys’ fees, which we may have to pay if a court decides that the product or proprietary technology at issue infringes on or violates the third party’s rights;

  a court prohibiting us from selling or licensing the product or using the proprietary technology unless the third party licenses its technology to us, which it is not required to do;

  if a license is available from the third party, we may have to pay substantial royalties, fees and/or grant cross licenses to our technology; and

  redesigning our products or processes so they do not infringe, which may not be possible or may require substantial funds and time.

There can be no assurance that third party patents containing claims covering our product candidates, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our areas or fields of interest, particularly in the area of protein kinase inhibitors, we believe there is a significant risk that third parties may allege they have patent rights encompassing our product candidates, technology or methods. In addition, we have not conducted an extensive search of third party trademarks, so no assurance can be given that such third party trademarks do not exist, have not been filed, could not be filed or issued, or could not exist under common trademark law.

Other product candidates that we may develop, either internally or in collaboration with others, could be subject to similar risks and uncertainties.

Risks Relating To Our Common Stock

We have not paid any dividends, and do not foresee paying dividends in the future.

Payment of dividends on the common stock is within the discretion of our board of directors and will depend upon our future earnings, our capital requirements, financial condition and other relevant factors. We have no plans to declare any dividends in the foreseeable future.

There is a limited active trading market for our common stock, and if a market for our common stock does not further develop, our investors will be unable to sell their shares.

There is currently a limited active trading market for our common stock, and such a market may not further develop or be sustained. Our common stock is quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board, but has traded sporadically.

We cannot provide our investors with any assurance that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment.

Our stock price may decline significantly upon the occurrence of events that are risks to our business and our plan of operations.

If a public market develops for our common stock, the market price of our shares is likely to be highly volatile. The market price of our common stock may decline as a result of the occurrence of any of the following events :

  technological innovations made or new products and services offered by our competitors;

  departures of our key personnel;

  sales of our common stock by us or by our current shareholders;

  our inability to integrate operations, technology, products and services;

  our inability to execute our plan of operations;

  our operating results being below expectations;

  our loss of any strategic relationship;

  industry developments that make our products redundant or reduce demand for our products;

  economic or other external factors that may reduce demand for our products; or

  our continuing to report operating losses.

Because we have a limited operating history with minimal revenues to date, our stock price may decline significantly as a result of any of the above listed factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our common stock is subject to the "Penny Stock" Rules of the SEC, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our common stock is quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15(g)

of the Securities Exchange Act of 1934, as amended. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules”, investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

Item 2.	Description of Property

Our executive office is located at 4th Floor, 36 Spital Square, London, United Kingdom, E1 6DY.

Item 3.	Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter ended September 30, 2007.

PART II – FINANCIAL INFORMATION

Item 5.	Market for Common Equity and Related Stockholder Matters

Market Information

Shares of our common stock are quoted on the OTC Bulletin Board under the symbol NXGB. Our common stock became eligible for trading on the OTC Bulletin Board on September 29, 2006.

There were no high and low bid prices for our common stock during fiscal year ended September 30, 2006 and up to August 31, 2007. The following table sets forth the high and low bid prices for our shares of common stock for the periods indicated. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

Month Ended	High Bid	Low Bid
September 2007	$0.35	$0.20
October 2007	$0.39	$0.15
November 2007	$0.50	$0.07
December 2007	$0.30	$0.20

Holders of Our Common Stock

As at January 22, 2008, we had 150 registered holders of our common stock.

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

Recent Sales of Unregistered Securities

The 14,000,000 post-split shares of our common stock issued pursuant to the Asset Purchase Agreement to Oxon were issued in an offshore transaction (as defined in Rule 902 under Regulation S under the Securities Act) in reliance on Regulation S under the Securities Act, based upon representations made by Oxon.

Registration Rights

We have not granted registration rights with respect to any securities we have issued and outstanding.

Equity Compensation Plans

We do not have any equity compensation plans as of the date of this Annual Report.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended September 30, 2007 and 2006 should be read in conjunction with our audited consolidated financial statements and related notes for the years ended September 30, 2007 and 2006.

On November 27, 2007, we purchased certain intellectual property assets and undertakings of Oxon. The acquisition of the Assets constitutes a change in the principal business of our Company to a biotechnology company focused on the development and commercialization of novel therapeutic proteins that disrupt the advance of life-threatening cancers with a focus on prostate and breast cancer. Our current board has determined to pursue our biotechnology business and is currently evaluating the sale or abandonment of our technology business as we have not been successful in exploiting the technology.

Our Plan of Operations

Our plan of operations for the next twelve months is to:

  undertake the pre-clinical studies and initiate Phase 1 Clinical tests for our two proprietary drug targets;

  sign up the SAB members;

  employ CROs; and

  explore new in-licensing and acquisition candidates.

We anticipate that we will incur an aggregate of approximately $2 million in expenses for the next twelve months as follows:

  salaries of $300,000;

  overhead and travel expenses of $250,000; and

  outsourced research to CROs of $1,450,000.

During the next twelve months, we anticipate that we will not generate any revenue, we had cash of $55,080 and a working capital deficit of $379,745 at September 30, 2007. We subsequently completed private placements in October 2007 whereby we issued 2,508,292 shares of our common stock for gross proceeds of $156,768. We presently do not have sufficient funds to fund our operations for more than the next two months. Accordingly, we anticipate that we will require additional financing to enable us to pay our planned expenses for the next twelve months and pursue our plan of operations.

Subsequent to the 12 month period following the date of this Annual Report, we will be required to obtain additional financing in order to continue to pursue our business plan. We believe that debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan going forward. In the absence of such financing, our business plan will fail. Even if we are successful in obtaining equity financing to fund our business plan, there is no assurance that we will obtain the funding necessary to pursue our plan over the long-term.

We have achieved only minimal revenues to date. Accordingly, we are considered a development stage company. To date, we have only sold a minimal number of units of our InfraBlue technology, our revenues from these sales are substantially less than our operating costs and we have incurred significant operating losses since inception. Accordingly, our board of directors is currently evaluating the sale or abandonment of our InfraBlue technology.

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

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date,

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

Results of Operations – Years Ended September 30, 2007 and 2006

References below to fiscal 2007 are to our fiscal year ended September 30, 2007. References to fiscal 2006 and fiscal 2005 are to our fiscal years ended September 30, 2006 and September 30, 2005, respectively.

			Cumulative
			From
			Incorporation
	For the	For the	(February 18,
	Year Ended	Year Ended	2004) to
	September 30,	September 30,	September 30,
	2007	2006	2007
Sales	$6,099	$34,857	$72,914
Cost of Sales	(15,015)	(26,168)	(64,873)
Gross Profit	8,916	8,689	8,041
General and Administrative Expenses
Accounting and auditing	83,212	144,510	289,206
Consulting	215,250	47,063	262,313
Depreciation	1,242	1,234	3,892
Development	-	6,168	9,567
Filing fees	2,558	6,630	9,188
Intellectual Property	-	2,500,000	2,500,000
Interest expense	4,712	7,015	12,067
Investor relations	11,579	6,671	18,250
Legal	14,918	46,660	78,568
Marketing and promotion	-	83	37,310
Office and information technology	953	1,642	12,133
Rent	11,815	10,806	38,235
Salaries and wages	5,255	30,297	136,584
Sub-contractors	-	-	5,551
Test equipment	-	1,439	1,439

			Cumulative
			From
			Incorporation
	For the	For the	(February 18,
	Year Ended	Year Ended	2004) to
	September 30,	September 30,	September 30,
	2007	2006	2007
Travel	213	240	2,691
	351,707	2,810,458	3,416,994

Loss from Operations	(360,623)	(2,801,769)	(3,408,953)
Other Income (Expense)
Foreign exchange loss	(8,065)	(610)	(9,237)
Costs recovery	5,335	869	6,204
Recovery of license fees	-	7,838	7,838
Loss for the Year	$(363,353)	$(2,793,672)	$(3,404,148)

Revenue

Our sales are comprised of sales of our IRMA devices.

We experienced our initial sales of our IRMA devices during fiscal 2005. We sold 74 devices during this period.

We continued to earn revenues from sales of our IRMA devices during fiscal 2007, although sales declined significantly during the second half. We recently experienced a decline in sales of our Infrablue products. Our revenues decreased to $6,099 for fiscal 2007, from $34,857 for fiscal 2006. Our current board has determined to pursue our biotechnology business and is currently valuating the sale or abandonment of our technology business as we have not been successful in exploiting the technology.

Cost of Sales

Cost of sales is comprised of amounts that we have paid to Flander Oy for purchase of IRMA devices for resale.

Cost of sales decreased to $15,015 during fiscal 2007 from $26,168 during fiscal 2006 and reflected our initial sales during these periods.

Gross Profit

Our gross profit during declined to ($8,916) during fiscal 2007 compared to $8,689 during fiscal 2006.

Intellectual Property

We expensed the intellectual property acquired in fiscal 2006 due to our determination that the cost of the intellectual property purchased during fiscal 2005 does not meet the criteria for capitalization as set out in SFAS No. 86.

Consulting

Our consulting expenses are attributable to our consulting agreements as described herein.

Consulting expenses increased to $215,250 in fiscal 2007 from $47,063 in fiscal 2006, due to increased expenses under our consulting agreements.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Accounting and auditing expenses decreased during fiscal 2007 compared to fiscal 2006 as a result of our completing our audited annual and unaudited interim financial statements prepared in connection with the filing of a registration statement with the SEC during fiscal 2006. Accounting and auditing expenses during fiscal 2007 were related to ongoing continuous reporting obligations under the Securities Exchange Act of 1934.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the completion of our corporate reorganization and our filing a registration statement with the SEC and becoming a reporting company under the Securities Exchange Act of 1934.

Legal expenses during fiscal 2007 compared to fiscal 2006 decreased as a result of our completing our corporate reorganization and preparing and filing of a registration statement with the SEC during fiscal 2006. Legal expenses during fiscal 2007 were related to ongoing continuous reporting obligations under the Securities Exchange Act of 1934.

Salaries and Wages

Salaries and wages are primarily comprised of salary paid to Mitchell Johnson, our sole executive officer and employee during fiscal 2007.

Salaries and wages decreased to $5,255 during fiscal 2007 compared to $30,297 during fiscal 2006, due to the agreement of Mr. Johnson to forgo his salary commencing April 1, 2006.

Rent

Rent expense was attributable to amounts paid to Outlander Management on account of our rent of shared office premises in London, England.

Office and Information Technology

Office and information technology expenses are attributable to purchase of products including demonstration equipment, test equipment, competitor analysis and business machines.

Office and information technology expenses declined significantly during fiscal 2007 compared to fiscal 2006 as we had completed development of our IRMA devices.

Loss from Operations

Our loss from operations decreased during fiscal 2007 compared to fiscal 2006 as a result of the completion of our filing of a registration statement with the Securities and Exchange Commission during fiscal 2006. We also incurred significant legal, accounting and auditing expenses during fiscal 2006 in connection with the reorganization of our business.

Liquidity and Financial Resources

We had cash of $55,080 and working capital deficit of $379,745 as at September 30, 2007, compared to cash of $679 and a working capital deficit of $144,463 at September 30, 2006.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $2,000,000, as outlined above under the heading “Plan of Operations”. We anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently have cash to fund our operations for the next two months. Accordingly, we will require additional financing in order to enable us to sustain our operations for the next twelve months, as outlined above.

Cash used in Operating Activities

We used cash of 8,280 in operating activities during fiscal 2007 compared to cash used of $260,804 in operating activities during fiscal 2006.

We have applied cash generated from our financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not engage in any investing activities during fiscal 2007 or 2006.

Cash from Financing Activities

We generated cash of $68,545 from financing activities during fiscal 2007, compared to cash of $141,991 generated from financing activities during fiscal 2006, primarily from related parties. We subsequently completed private placements in October 2007 whereby we issued 2,508,292 shares of our common stock for gross proceeds of $156,768.

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

Item 7.	Financial Statements

The following audited consolidated financial statements of the Company are included in this Annual report on Form 10-KSB:

Page

Reports of Independent Registered Public Accounting Firms	F-1

Consolidated Balance Sheets as at September 30, 2007 and 2006	F-3

Consolidated Statements of Changes in Stockholders’ Deficiency for the period from incorporation (February 18, 2004) to September 30, 2007	F-4

Consolidated Statements of Operations for the years ended September 30, 2007 and 2006 and for the period from incorporation (February 18, 2004) to September 30, 2007	F-5

Consolidated Statements of Cash Flows for the years ended September 30, 2007 and 2006 and for the period from incorporation (February 18, 2004) to September 30, 2007	F-6

Notes to Consolidated Financial Statements	F-7

NextGen Bioscience Inc.

(formerly Infrablue (US) Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

US Funds

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of NextGen Bioscience Inc. (formerly Infrablue (US) Inc.)

We have audited the accompanying consolidated balance sheet of NextGen Bioscience Inc. (a development stage company) as of September 30, 2007 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year then ended and the period from February 18, 2004 (inception) through September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as September 30, 2006 and for the period from February 18, 2004 (inception) to September 30, 2006 were audited by other auditors whose report dated November 2, 2006 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The consolidated financial statements for the period February 18, 2004 (inception) through September 30, 2006 reflect a total loss of $3,040,795 of the related cumulative totals. Our opinion, insofar as it relates to amounts included for such periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of NextGen Bioscience Inc. as of September 30, 2007 and the results of its operations and its cash flows for the year then ended and the period from February 18, 2004 (inception) through September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated significant revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
January 11, 2008

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

"STALEY, OKADA & PARTNERS"

Vancouver, B.C., Canada	STALEY, OKADA & PARTNERS
November 2, 2006	CHARTERED ACCOUNTANTS

NextGen Bioscience Inc.
(formerly Infrablue (US) Inc.)	Statement 1
(A Development Stage Company)
Consolidated Balance Sheets
US Funds

	September 30,	September 30,
ASSETS	2007	2006
Current
Cash	$55,080	$679
Prepaids	-	8,151
Accounts receivable	-	3,601
Inventory	-	13,863
	55,080	26,294

Equipment (Note 3)	-	1,242
	$55,080	$27,536

LIABILITIES
Current
Accounts payable	$211,551	$49,879
Accrued liabilities	37,460	60,275
Accrued interest (Notes 5 & 6)	507	4,468
Due to related parties (Note 7)	185,307	56,135
	434,825	170,757
Loan Payable (Note 5)	18,027	-
Convertible Promissory Notes Payable (Note 6)	-	100,500
	452,852	271,257

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock (Note 8)
Authorized: 400,000,000 shares with $0.001 par value
Issued: 114,897,568 (September 30, 2006 – 112,263,200)	114,897	112,263
Additional paid-in capital	2,854,073	2,692,059
Share subscriptions received (Note 8l)	50,518	-
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued: Nil	-	-
Accumulated Comprehensive Loss	(13,112)	(7,248)
Deficit - Accumulated during the development stage	(3,404,148)	(3,040,795)
	(397,772)	(243,721)
	$55,080	$27,536

Contingency (Note 1)

Commitments (Note 7 &12)

Subsequent events (Note 13)

- See Accompanying Notes -

NextGen Bioscience Inc.	Statement 2
(formerly Infrablue (US) Inc.)
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficiency
US Funds

				Deficit
				Accumulated
			Additional	During the	Share	Accumulated	Total
	Common Stock		Paid-in	Development	Subscriptions	Stockholders'	Stockholders'
	Shares	Amount	Capital	Stage	Received	Gain (Loss)	Deficiency
Shares issued for cash at $0.0008 per
share – April 30, 2004	17,465,060	$17,465	$(4,072)	$-	$-	$-	$13,393
Shares issued for consulting at $0.0008
per share - August 1, 2004	944,572	945	(212)	-	-	-	733
Loss for the year	-	-	-	(72,327)	-	-	(72,327)
Foreign currency translation adjustment	-	-	-	-	-	477	477
Balance - September 30, 2004 – Issued	18,409,632	18,410	(4,284)	(72,327)	-	477	(57,724)
Shares allotted for consulting at
$0.0008 per share - issued on
November 2, 2004	944,572	945	(211)	-	-	-	734
Balance - September 30, 2004 - Issued
and allotted	19,354,204	19,354	(4,494)	(72,327)	-	477	(56,990)
Shares issued for consulting at $0.0008
per share - February 2, 2005	944,572	945	(211)	-	-	-	734
Shares issued for consulting at $0.0008
per share - April 28, 2005	2,833,756	2,834	(465)	-	-	-	2,369
Shares issued for debt at $0.0064 per
share – April 28, 2005	24,867,468	24,867	134,198	-	-	-	159,065
Loss for the period	-	-	-	(118,462)	-	-	(118,462)
Foreign currency translation adjustment	-	-	-	-	-	(5,488)	(5,488)
Balance - August 31, 2005
- Issued before acquisition	48,000,000	48,000	129,028	(190,789)	-	(5,011)	(18,772)
Acquisition of Infrablue Ltd.
- Recapitalization (Note 1)	22,823,200	22,823	12,838	-	-	-	35,661
Balance - August 31, 2005
- Issued post acquisition	70,823,200	70,823	141,866	(190,789)	-	(5,011)	16,889
Loss for the year	-	-	-	(56,334)	-	-	(56,334)
Foreign currency translation adjustment	-	-	-	-	-	1,184	1,184
Balance - September 30, 2005	70,823,200	70,823	141,866	(247,123)	-	(3,827)	(38,261)
Shares issued for debt at $0.0636 per
share – November 30, 2005	1,440,000	1,440	90,193	-	-	-	91,633
Shares issued for intellectual property
at $0.0625 per share – November 30,
2005	40,000,000	40,000	2,460,000	-	-	-	2,500,000
Loss for the year	-	-	-	(2,793,672)	-	-	(2,793,672)
Foreign currency translation adjustment	-	-	-	-	-	(3,421)	(3,421)
Balance – September 30, 2006	112,263,200	112,263	2,692,059	(3,040,795)	-	(7,248)	(243,721)
Shares issued for services at $0.0625
per share – February 28, 2007	900,000	900	55,350	-	-	-	56,250
Shares issued for debt at $0.0625 per
share – February 28, 2007 (Note 6)	1,734,368	1,734	106,664	-	-	-	108,398
Share subscriptions received
(Note 13 a)	-	-	-	-	50,518	-	50,518
Loss for the year	-	-	-	(363,353)	-	-	(363,353)
Foreign currency translation adjustment	-	-	-	-	-	(5,864)	(5,864)
Balance – September 30, 2007	114,897,568	$114,897	$2,854,073	$(3,404,148)	$50,518	$(13,112)	$(397,772)

- See Accompanying Notes -

NextGen Bioscience Inc.
(formerly Infrablue (US) Inc.)	Statement 3
(A Development Stage Company)
Consolidated Statements of Operations

US Funds			Cumulative
			From
			Incorporation
	For the	For the	(February 18,
	Year Ended	Year Ended	2004) to
	September 30,	September 30,	September 30,
	2007	2006	2007
Sales	$6,099	$34,857	$72,914
Cost of Sales	(15,015)	(26,168)	(64,873)
Gross Profit (Loss)	(8,916)	8,689	8,041
General and Administrative Expenses
Accounting and auditing	83,212	144,510	289,206
Consulting (Note 7)	215,250	47,063	262,313
Depreciation	1,242	1,234	3,892
Development	-	6,168	9,567
Filing fees	2,558	6,630	9,188
Intellectual Property (Note 4)	-	2,500,000	2,500,000
Interest expense	4,712	7,015	12,067
Investor relations	11,579	6,671	18,250
Legal	14,918	46,660	78,568
Marketing and promotion	-	83	37,310
Office and information technology	953	1,642	12,133
Rent (Note 7)	11,815	10,806	38,235
Salaries and wages	5,255	30,297	136,584
Sub-contractors	-	-	5,551
Test equipment	-	1,439	1,439
Travel	213	240	2,691
	351,707	2,810,458	3,416,994

Loss from Operations	(360,623)	(2,801,769)	(3,408,953)
Other Income (Expense)
Foreign exchange loss	(8,065)	(610)	(9,237)
Costs recovery	5,335	869	6,204
Recovery of license fees	-	7,838	7,838
Net Loss	$(363,353)	$(2,793,672)	$(3,404,148)

Loss per Share – Basic and Diluted	$(0.003)	$(0.027)

Weighted Average Shares Outstanding	113,807,734	105,337,611

Comprehensive Loss
Net Loss	$(363,353)	$(2,793,672)	$(3,404,148)
Foreign currency translation adjustment	(5,864)	(3,421)	(13,112)
Total Comprehensive Loss	$(369,217)	$(2,797,093)	$(3,417,260)

- See Accompanying Notes -

NextGen Bioscience Inc.
(formerly Infrablue (US) Inc.)	Statement 4
(A Development Stage Company)
Consolidated Statements of Cash Flows
US Funds

			Cumulative
			From
			Incorporation
	For the	For the	February 18,
	Year Ended	Year Ended	2004 to
	September 30,	September 30,	September 30,
	2007	2006	2007
Operating
Net loss	$(363,353)	$(2,793,672)	$(3,404,148)
Items not involving cash:
Depreciation	1,242	1,234	3,892
Shares for consulting services	56,250	-	60,820
Shares issued for intellectual property	-	2,500,000	2,500,000
Changes in non-cash working capital items:
Accounts receivable	3,601	7,658	-
Prepaids	8,151	(8,151)	-
Inventory	13,863	(9,234)	-
Accounts payable	161,672	34,328	211,551
Accrued liabilities	(22,815)	1,531	27,433
Accrued interest	3,937	5,502	10,038
Amounts due to related parties	129,172	41,491	185,307
Net cash flows used in operations	(8,280)	(260,804)	(590,414)

Investing
Acquisition of equipment	-	-	(3,892)
Cash acquired on purchase of Tomi Holdings Inc.	-	-	135,688
Net cash flows from investing activities	-	-	131,796

Financing
Convertible promissory notes payable	-	100,500	100,500
Loan proceeds	18,027	-	18,027
Loan from related party	-	-	159,065
Shares subscriptions received	50,518	-	50,518
Share issuances for cash	-	-	13,393
Net cash flows from financing activities	68,545	141,991	526,810

Effect of exchange rate changes	(5,864)	(3,421)	(13,112)

Change in Cash	54,401	(122,234)	55,080
Cash, Beginning	679	122,913	-
Cash, Ending	$55,080	$679	$55,080

Supplemental Cash Flow Information
Cash Paid for Income Taxes	$-	$-	$-
Cash Paid for Interest	$-	$(40)	$(40)
Supplemental cash flow information (Note 11)

- See Accompanying Notes -

NextGen Bioscience Inc.
(formerly Infrablue (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

1.	Basis of Presentation

Organization

NextGen Bioscience Inc. (the "Company" or “NextGen”) was incorporated on April 5, 2005 under the laws of the State of Nevada under the name of Tomi Holdings Inc. (“Tomi”). On October 20, 2005, the Company changed its name to Infrablue (US) Inc. and subsequent to the year ended September 30, 2007, on October 26, 2007, the Company changed its name to NextGen Bioscience Inc. (Note 13).

By letter of intent dated April 18, 2005 and a Share Exchange Agreement ("Agreement") dated May 23, 2005 and as amended on June 30, 2005 and July 31, 2005 with Infrablue Ltd. ("Infrablue"), a United Kingdom corporation, wherein the Company agreed to issue to the shareholders of Infrablue 48,000,000 (12,000,000 pre-split) shares of the Company in exchange for the 2,075,000 shares that constituted all the issued and outstanding shares of Infrablue. On August 31, 2005, Infrablue completed the reverse acquisition (“RTO”) under the Agreement with the Company. Immediately before the date of the RTO, the Company had 400,000,000 (100,000,000 pre-split) common shares authorized and 22,823,200 (5,705,800 pre-split) shares of common stock issued and outstanding. Pursuant to the RTO, all of the 2,075,000 issued and outstanding shares of common stock of Infrablue were exchanged for 48,000,000 (12,000,000 pre-split) of the Company’s shares, on an approximate 23.133 to 1 (5.783 to 1 pre-split) basis.

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

The Company owns certain proprietary technology comprised of a suite of software programs and a computer peripheral device known as the IRMA device, which provides for the delivery of high-quality colour presentations stored on mobile smart phones and personal digital assistants (“PDAs”).

On November 27, 2007, the Company purchased certain intellectual property assets and undertakings of Oxon Life Science Limited (“Oxon”) relating to the development of therapies for the treatment of certain types of cancer. This acquisition constituted a change in the Company’s principal business to a biotechnology company focused on the development and commercialization of novel therapeutic proteins that disrupt the advance of life-threatening cancers with a focus on prostate and breast cancer. Upon completion of the acquisition of these assets, two directors from Oxon were appointed as directors of NextGen and the Company’s former director and officer, resigned from the Company. NextGen’s current board has determined to pursue the biotechnology business and is currently evaluating the sale or abandonment of the Company’s technology business.

Under the Asset Purchase Agreement, the Company purchased certain intellectual property assets and undertakings of Oxon relating to the development of therapies for treatment of certain types of cancer (the “Assets”) in consideration for 14,000,000 post-split (3,500,000 pre-split) shares of the Company’s common stock. Under the terms of the Asset Purchase Agreement, the Company agreed to complete a forward stock split of its outstanding shares on a four new shares for one old share basis (and a corresponding increase to the authorized capital of the Company). All common shares issued and allocated prior to the effective date of the forward stock split have been restated in these financial statements to reflect the stock split ratio. Oxon holds approximately 11% of the outstanding shares of Infrablue.

NextGen Bioscience Inc.
(formerly Infrablue (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

1.	Basis of Presentation – Continued

As defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, the Company is considered to be in the development stage.

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2007, the Company has a working capital deficiency of $379,745, an accumulated deficit of $3,404,148 and has incurred an accumulated operating cash flow deficit of $590,414 since incorporation. The Company intends to continue funding operations through future sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.

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

2.	Significant Accounting Policies

a)	Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is September 30.

b)	Basis of Consolidation

These consolidated financial statements include the accounts of Infrablue since its incorporation on February 18, 2004 and the Company since the reverse acquisition on August 31, 2005 (Note 1). All intercompany balances and transactions have been eliminated.

c)	Risks and Uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company's operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

NextGen Bioscience Inc.
(formerly Infrablue (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

2.	Significant Accounting Policies – Continued

d)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results could vary materially from management’s estimates and assumptions.

e)	Property and Equipment and Depreciation

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

f)	Long Lived Assets

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

g)	Inventory

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

NextGen Bioscience Inc.
(formerly Infrablue (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

2.	Significant Accounting Policies – Continued

h)	Revenue Recognition

Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is reasonably assured. Revenue derived from the provision of services is initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

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

i)	Foreign Currency Translations

The Company’s functional currency is the British Pound Sterling (“GBP”). The Company’s reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

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

j)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, loan payable and amounts due to related parties. Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

NextGen Bioscience Inc.
(formerly Infrablue (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

2.	Significant Accounting Policies – Continued

k)	Income Taxes

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

l)	Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information,” changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in two segments, Western Europe and the United States (Note 9).

m)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation”. The Company adopted SFAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. As the Company had no outstanding stock options at January 1, 2006, the financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

NextGen Bioscience Inc.
(formerly Infrablue (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

2.	Significant Accounting Policies – Continued

n)	Comprehensive Income

SFAS 130, "Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. At September 30, 2007, comprehensive loss consisted of the net loss for the year and foreign currency translation adjustments.

o)	Loss per Share

The Company computes net loss per common share using SFAS 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share, for the periods presented, are the same as the effect of potentially dilutive instruments are anti-dilutive. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

p)	Software Costs

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

q)	Recently Adopted Accounting Standards

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows the Company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 158 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009.

NextGen Bioscience Inc.
(formerly Infrablue (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

2.	Significant Accounting Policies – Continued

q)	Recently Adopted Accounting Standards – Continued

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s consolidated financial statements upon adoption.

3.	Property and Equipment

Details are as follows:

			Net Book	Net Book
			Value	Value
		Accumulated	September 30,	September 30,
	Cost	Depreciation	2007	2006
Office and computer
equipment	$3,892	$3,892	$-	$1,242

NextGen Bioscience Inc.
(formerly Infrablue (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

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

The purchase of the intellectual property was pursuant to an agreement dated November 1, 2005, whereby the Company acquired from its majority stockholder, the Infrablue Technology by issuing 10,000,000 common shares. The Infrablue Technology is comprised of a suite of software programs and a computer peripheral device that enables users to make presentations wirelessly, directly from a PDA or mobile smartphone to a projector. The value assigned was $2,500,000, being equal to the most recent share transaction of the Company at $0.25 per share. This amount was expensed, as it does not meet the criteria for capitalization as set out in SFAS No. 86.

5.	Loan Payable

During the current year, the Company received loan advances from Karada Ltd. (“Karada”), an unrelated third party. As at September 30, 2007, the loan balance was $18,027 and the Company had accrued $507 in related interest.

Subsequent to September 30, 2007, the Company entered into a formal loan agreement with Karada to clarify the interest and repayment terms of the advances and also provide further funding. The loan has a draw down facility which is unsecured and available in minimum tranches of $5,000 up to a maximum of $250,000 bearing interest at a rate of 5% per annum calculated monthly, for a period of five years ending July 1, 2012. The loan is due on demand after the maturity date. In the event of a default, the interest rate increases to 10% per annum calculated monthly. In addition, a lending fee of $1,000 will be applied to the balance owing and due on the maturity date.

6.	Convertible Promissory Notes Payable

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

Both of the Notes bore interest at the US bank prime rate compounded annually and the principal and accrued interest on the Note were due and payable on February 16, 2008. The holders of the Notes had the right to convert the principal and accrued interest into units of the Company at a conversion rate of $0.0625 per unit post split. Each unit was comprised of one share of common stock of the Company and one share purchase warrant. Each warrant entitles the holder to purchase one additional share at a price of $0.125 per share for the $50,000 Note and a price of $0.0625 for the $50,500 Note, for a period of one year following the conversion date. These convertible promissory notes and related interest were converted into 1,734,368 units on February 28, 2007 (Note 8i).

NextGen Bioscience Inc.
(formerly Infrablue (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

7.	Related Party Balances and Transactions

Related party transactions are as follows:

a)

The amounts due to related parties of $185,307 (September 30, 2006 - $56,135) are non-interest bearing and due on demand. Included in due to related parties are $Nil (September 30, 2006 - $4,879) owing to a corporate shareholder of the Company, $37,619 (September 30, 2006 - $23,167) owing to two separate companies with a director in common with a corporate shareholder of the Company and $147,688 (September 30, 2006 - $28,089) owing to a company with an officer in common with a corporate shareholder of the Company.

b)

By employment agreement dated April 1, 2004 and amended July 20, 2004, the Company agreed to pay the Managing Director $51,618 (GBP 28,000) per annum plus 944,572 common shares every three months to a maximum of 5,667,472 shares. As at September 30, 2005, the maximum common shares have been issued. The Managing Director waived his annual salary for the years ended September 30, 2007 and 2006. During the period ended September 30, 2007, $5,157 (September 30, 2006 - $28,018) was paid to the Managing Director in cash.

c)	During the current period, the Company paid or accrued the following fees:

i)	$11,815 (September 30, 2006 - $10,343) for rent to a company with directors in common with a corporate shareholder of the Company; and

ii)	$119,600 (September 30, 2006 - $28,089) for consulting services to a company with an officer in common with a corporate shareholder of the Company.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

8.	Capital Stock

The Company’s capitalization is 400,000,000 common shares with a par value of $0.001 per share and 5,000,000 preferred shares with a par value of $0.001.

a)

The number of shares outstanding presented in these financial statements relating to share transactions taking place prior to October 26, 2007 have been restated to reflect the 4:1 stock split (Note 13g).

b)

The number of shares outstanding presented in these financial statements relating to share transactions taking place prior to August 31, 2005 have been restated to reflect the approximate 5.783:1 ratio based upon the 12,000,000 pre-split shares issued on August 31, 2005 to acquire the 2,075,000 shares of Infrablue (Note 1).

c)

During the year ended September 30, 2004, the Company split its stock on a 100 new for 1 old basis. Common shares issued prior to the effective date of the stock split have been restated to reflect the stock split ratio.

d)

During the year ended September 30, 2004, the Company issued 944,572 and allotted 944,572 common shares to the Managing Director for consulting and employment services. The shares were recorded at $1,467, being the fair value at the time of issuance and allotment (Note 7b).

e)

During the year ended September 30, 2005, the Company issued 3,778,328 common shares to the Managing Director for consulting and employment services. The shares were recorded at $3,103, being the fair value at the time of issuance (Note 7b).

NextGen Bioscience Inc.
(formerly Infrablue (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

8.	Capital Stock – Continued

f)	By agreement dated April 28, 2005, the Company issued 24,867,468 common shares in full settlement of $159,065 of debt owed to the majority shareholder.

g)	On November 30, 2005, the Company issued 1,440,000 common shares at $0.0636 per share in full settlement of the $90,000 promissory notes payable and related interest of $1,633.

h)

On November 30, 2005, the Company issued 40,000,000 common shares to acquire the Infrablue Technology from a related party. The value assigned was $2,500,000, being equal to the most recent share transaction of the Company at $0.0625 per share.

i)

On February 28, 2007, the Company issued 1,734,368 common shares at $0.0625 per share and 1,734,368 share purchase warrants exercisable from $0.0625 to $0.125 for one year from date of issuance in full settlement of promissory notes of $100,500 and related accrued interest of $7,898
(Note 6).

j)

During the year ended September 30, 2007, the Company issued 100,000 common shares at $0.0625 per share for investor relation services to an unrelated party pursuant to a Supply Services Contract dated August 9, 2006.

k)

During the year ended September 30, 2007, the Company issued 800,000 common shares at $0.0625 per share for consulting services to an unrelated party pursuant to a consulting agreement dated September 15, 2006.

l)	During the year ended September 30, 2007, the Company received $50,518 in share subscriptions towards a private placement (Note 13a).

There were 1,734,368 warrants (Nil – September 30, 2006) and no stock options granted during the current period and outstanding as at September 30, 2007 (Nil - September 30, 2006).

9.	Segmented Information

Details on a geographic basis as at September 30, 2007 are as follows:

	Western
	Europe	U.S.A.	Total
Assets	$55,075	$5	$55,080
Revenue	$6,099	$-	$6,099
Loss for the year	$(45,451)	$(317,902)	$(363,353)

Details on a geographic basis as at September 30, 2006 are as follows:

	Western
	Europe	U.S.A.	Total
Assets	$19,305	$8,231	$27,536
Revenue	$34,857	$-	$34,857
Loss for the year	$(78,740)	$(2,714,932)	$(2,793,672)

NextGen Bioscience Inc.
(formerly Infrablue (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

10.	Income Taxes

a)	A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

		As at		As at
		September		September
		30, 2007		30, 2006
	$		$

Loss before income taxes		$(363,353)		$(2,793,672)

Expected income tax (recovery)		$(121,723)		$(893,975)
Items (deductible) not deductible for income tax purposes		(34,464)		800,719
Tax losses for which an income benefit has not been
Recognized		10,600		-
Change in valuation allowance and other		145,587		93,256

Income tax provision		$-		$-

Represented by:
Current income tax		$-		$-
Deferred income tax recovery		$-		$-

b)	The significant components of the Company's deferred income tax assets, after applying substantially enacted corporate income tax rates are as follows:

		As at		As at
		September		September
		30, 2007		30, 2006
	$		$

Deferred income tax assets
Non-capital losses		$392,198		$232,000
Carrying value of intellectual property in excess of tax value		741,389		756,000

Deferred tax asset		1,133,587		988,000
Less: Valuation allowance		(1,133,587)		(988,000)

Net deferred tax asset		$-		$-

The Company has incurred non-capital losses for UK tax purposes of approximately $353,452 (2006 –$308,000) which may be carried forward indefinitely and used to reduce taxable income of future years. The Company also had accumulated net operating losses for U.S. federal income tax purposes of approximately $841,653 (2006 – $417,000), which can be used to reduce taxable income and will expire through 2027. In addition, the Company has $2,180,555 (2006 – $2,347,222) of intellectual property costs deductible for tax purposes at $167,000 per year.

NextGen Bioscience Inc.
(formerly Infrablue (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

11.	Non-Cash Transactions

The following is a schedule of non-cash investing and financing transactions:

			Cumulative
			From
	For the		Incorporation
	Year Ended	For the	(February 18,
	September	Year Ended	2004	) to
	30,	September 30,	September 30,
	2007	2006	2007

Schedule of Non-Cash Investing and
Financing Transactions
Shares issued for acquisition of Infrablue	$-	$-	$35,661
Shares issued to related party for debt	$-	$-	$159,065
Shares issued for consulting services	$56,250	$-	$60,820
Shares issued for intellectual property	$-	$2,500,000	$2,500,000
Shares issued for debt	$108,398	$91,633	$200,031
Shares issued for acquisition of assets and
liabilities of Tomi
Due from Infrablue	$-	$-	$9,294
Accrued liabilities	$-	$-	$10,027
Promissory notes payable	$-	$-	$90,000

12.	Commitments

a)

By agreement dated July 1, 2006, the Company entered into a one-year Consulting Agreement with a related company that has an officer in common with a corporate shareholder of the Company. The monthly payments for general consulting services is $9,183 (GBP 5,000) for a minimum of one year beginning on the agreement date above. At September 30, 2007, $119,600 (GBP 60,000) (2006 - $28,089 (GBP 15,000) was paid or accrued (Note 7c(ii)).

No further obligation exists and this contract was terminated subsequent to September 30, 2007.

b)

By agreement dated August 9, 2006, the Company entered into a Supply Services Contract with an unrelated party for investor relations services ending December 31, 2006. The consideration for the services includes $12,000 in cash payments and 100,000 common stock of the Company. The amount of $6,000 (accrued) was payable on September 8, 2006, the execution date, and the balance $6,000 (accrued) was due December 7, 2006. The 100,000 common shares were issued February 28, 2007.

No further obligation exists and this contract was terminated subsequent to September 30, 2007.

NextGen Bioscience Inc.
(formerly Infrablue (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

12.	Commitments – Continued

c)

By agreement dated August 21, 2006, the Company entered into a one-year Consulting Agreement with an unrelated party. As consideration, the Company is required to pay $25,000 on execution of the agreement (accrued) and $12,500 per month for six months commencing on October 1, 2006. On December 31, 2006 the agreement was terminated and therefore only three months have been accrued. As at September 30, 2007 the total accrued under this contract is $62,500. In addition, the Company issued 800,000 shares on February 28, 2007. Subsequent to September 30, 2007, the Company terminated this agreement and settled the amount owing by providing 150,000 shares in lieu of cash. (Note 13h). No further obligation exists.

d)

By agreement dated September 15, 2006, the Company entered into a two-year Finders Fee Consulting Agreement with an unrelated party. The Company will issue shares, on a non-diluted basis, equal to 5% of the total number of issued and outstanding in the common stock of the Company as of the date of initial introduction of the acquired assets or business to the Company. The shares shall be issued as at the date of the successful completion of the acquisition of assets or business.

In addition, the Company will grant the unrelated party, options exercisable for a period of two years to purchase shares at $0.25 per share in the common stock of the Company, on a non-dilutive basis, equal to 5% of the total number of issued and outstanding shares of the Company as at the date of the initial introduction of the acquired assets or business to the Company. As at September 30, 2007, this condition had not been met therefore no stock based expense has been recorded.

No further obligation exists and this contract was terminated subsequent to September 30, 2007.

13.	Subsequent Events

a)	By share agreement dated October 1, 2007, the Company allotted 808,292 common shares pursuant to a private placement, at $0.0625 per share for a total value of $50,518,

b)	By share agreement dated October 1, 2007, the Company allotted 900,000 common shares pursuant to a private placement at $0.0625 per share for a total value of $56,250,

c)	By share agreement dated October 1, 2007, the Company allotted 400,000 common shares pursuant to a private placement at $0.0625 per share for a total value of $25,000,

d)

By share agreement dated October 1, 2007, the Company allotted 400,000 common shares to a company with a director in common, pursuant to a private placement at $0.0625 per share for a total value of $25,000,

e)

On October 12, 2007, the Company entered in an asset purchase agreement with NextGen Bioscience Inc. (“NextGen Bioscience”), a wholly owed subsidiary of the company, and Oxon. The agreement by the Company, NextGen Bioscience and Oxon is to purchase certain intellectual property assets and undertakings of Oxon relating to the development of therapies for treatment of certain types of cancer in consideration for 14,000,000 post-split shares.

NextGen Bioscience Inc.
(formerly Infrablue (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

13.	Subsequent Events – Continued

f)

On October 26, 2007, the Company merged with its wholly-owned subsidiary, NextGen Bioscience, a company incorporated pursuant to the laws of the State of Nevada, pursuant to Articles of Merger filed by the Company with the Nevada Secretary of State, to effect a name change of the Company to “NextGen Bioscience Inc.” and to reflect a proposed change in the Company’s principal business to a company focused in the biotechnology industry. The merger was in the form of a parent/subsidiary merger, with the Company as the surviving corporation. Upon completion of the merger, the Company’s name was changed from “InfraBlue (US) Inc.” to “NextGen Bioscience Inc.” and the Company’s Articles of Incorporation have been amended to reflect this name change.

g)

Effective October 26, 2007 and with a distribution date of October 30, 2007, the Company increased its authorized and issued and outstanding share capital on a four (4) new shares for one (1) old share basis. As a result, the authorized common stock capital was increased from 100,000,000 shares to 400,000,000 shares of common stock and the issued and outstanding common stock was increased from 28,724,392 shares to 114,897,568 shares of common stock. The par value of the Company’s shares of common stock of $0.001 per share was not affected.

h)	On November 26, 2007, the Company terminated the August 21, 2006 consulting agreement by allotting 150,000 shares in full settlement of outstanding cash compensation in the amount of $62,500.

i)

By agreement dated November 27, 2007, the Company entered into a two-year Consulting Agreement with a director and officer. As consideration, the Company is required to issue a total of 2,000,000 shares for services rendered.

j)

By agreement dated November 27, 2007, the Company entered into a two-year Consulting Agreements with a director and officer. As consideration, the Company is required to issue a total of 4,000,000 shares for services rendered.

k)

By agreements dated December 1, 2007, the Company entered into three two-year Consulting Agreements with unrelated parties. As consideration, the Company is required to issue a total of 2,200,000 shares for services rendered. These contracts are extendable for a further 12 months by mutual agreement.

l)

By agreements dated December 7, 2007, the Company entered into one two-year Consulting Agreements with unrelated parties. As consideration, the Company is required to issue a total of 30,000 shares for services rendered. These contracts are extendable for a further 12 months by mutual agreement.

m)

By agreement dated December 20, 2007, the Company entered into a two-year Consulting Agreement with an unrelated party. As consideration, the Company is required to issue a total of 100,000 shares for services rendered. These contracts are extendable for a further 12 months by mutual agreement.

n)

By agreement dated January 4, 2008, the Company entered into a two-year Consulting Agreement with an unrelated party. As consideration, the Company is required to issue a total of 100,000 shares for services rendered. These contracts are extendable for a further 12 months by mutual agreement.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Staley, Okada & Partners, Chartered Accountants (“Staley, Okada”), resigned as the principal independent registered public accounting firm of the Company effective January 16, 2007. In view of this resignation, the Company engaged Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, as its principal independent registered public accounting firm effective January 22, 2007. The decision to change its principal independent registered public accounting firm was approved by the Company’s board of directors.

The report of Staley, Okada dated November 2, 2006 on the consolidated balance sheets of the Company as at September 30, 2006 and 2005 and the related consolidated statements of changes in stockholders’ deficiency, operations, and cash flows for each of the years ended September 30, 2006 and 2005 and the period from incorporation (February 18, 2004) to September 30, 2006, did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, other than to state that there is substantial doubt as to the ability of the Company to continue as a going concern.

In connection with the audit of the period from incorporation (February 18, 2004) to September 30, 2006 through to the date of their resignation, there were no disagreements between the Company and Staley, Okada on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Staley, Okada would have caused them to make reference thereto in their report on the Company’s audited consolidated financial statements.

The Company has provided Staley, Okada with a copy of the foregoing disclosures and requested in writing that Staley, Okada furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. The Company received the requested letter from Staley, Okada wherein they have confirmed their agreement to the Company’s disclosures. A copy of Staley, Okada’s letter has been filed as an exhibit to our Current Report on Form 8-K filed January 22, 2007.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Financial Officer, Mr. Konstantinos Kardiasmenos. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) .

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

During the fiscal quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 8B.	Other Information

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information relating to our directors and executive officers:

Name and Municipality of Residence	Age	Current Office with our Company	Director Since
Konstantinos Kardiasmenos Athens, Greece	31	Chief Executive Officer, Chief Financial Officer and a director	November 12, 2007
David Cooper London, UK	56	Chairman and a director	November 12, 2007
Graham May	52	Chief Operating Officer	January 9, 2008

The following is a description of the business backgrounds of our current directors and officers:

Konstantinos Kardiasmenos – Chief Executive Officer, Chief Financial Officer and a director

Konstantinos Kardiasmenos holds a Bachelor Degree in Economics and Politics from the University of Essex, England and a DEUG (Higher Diploma) in Langues Etrangeres Appliquees en Droit et Economie from University of Nanterre X, Paris and passed the English FSA Exam for Futures and Options Representative. He was registered with IMRO shortly after passing the FSA Exam.

At Titan Capital Management Ltd. (a fund management company in London), he held the position of Investment Manager and specialized in structured finance until 2001. At PMG SA (Athens based venture capital Company), he was Risk Manager from 2001 until 2004, advising the board of investment opportunities. In 2004, Mr. Kardiasmenos founded an independent business consulting firm, which consults clients in the shipping and retail industry and has also founded a men’s clothes retail company. He is currently the Commercial Project Manager of Coca-Cola HBC in Athens. Mr. Kardiasmenos speaks and writes fluently in English, French, Greek, and is proficient in Spanish and Italian. Mr. Kardiasmenos will devote approximately 60% of his time to our business.

David Cooper – Chairman and a director

David Cooper has thirty years experience in business development and corporate finance. His experience has been gained across a wide range of transactions and client projects. Mr. Cooper has a track record of success in the management and control of the full spectrum of business development and corporate finance activities for both emerging and major companies and has significant experience of both senior line and consulting roles. He has held senior positions in, and advises, leading international corporations, banks, holding groups and legal practices. He was the founder and from 1974 to date, has been a principal at DCA, a London based, independent business development and corporate finance practice focused in the new technology industries with an international clientele. He was the co-founder and from 2004 to date, has been a Partner at Quantum Capital Partners, which provides strategic and financial advice to high growth companies and helps its larger investment clients source, manage and exit investment positions. Mr. Cooper will devote approximately 50% of his time to our business.

Graham May – Chief Operating Officer

Mr. May has over 28 years of experience as a qualified lawyer, and he is conversant with all areas of law. His international experience includes seven years practising as an attorney-at-law in the Cayman Islands in the areas of banking, insurance, trusts and mutual funds. Since 1989, Mr. May has acted as a lawyer and manager in the U.K. financial services industry, first with currency fund managers, Gaiacorp U.K., and then as Managing Director of that group’s London subsidiary, renamed Titan Capital Management, where he was instrumental in developing its worldwide investment management business. Having coordinated the sale of Titan in 2002 – 2003, he set up Mottram Partners, a legal, accounting and compliance subsidiary of a public listed company. Following the break-up of that company, Mr. May jointly established Millers Associates to continue the business of advising public and private companies in all aspects of accounting and corporate/company secretarial procedures. He is also currently a practicing consultant solicitor with City-based Paul Roberts Solicitors. Mr. May obtained his law degree from Cambridge University in 1977.

Significant Employees

We currently do not have any significant employees other than our executive officers.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the board.

Family Relationships

There are no family relationships among our directors and officers.

Audit Committee and Audit Committee Financial Expert

Our board of directors has not established an audit committee. Accordingly, our board of directors presently performs the functions that would customarily be undertaken by an audit committee.

Our board of directors has determined that none of our directors qualifies as an “audit committee financial expert”, as defined by the rules of the SEC. Further, none of our directors is “independent”, as that term is defined in Rule 121 of the American Stock Exchange (“AMEX”) listing standards.

Compensation Committee

Our board of directors has not established a compensation committee.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we currently have limited operations. We plan to consider establishing a code of ethics in the current fiscal year.

Board Committees

Our board of directors currently has not established an audit committee, nominating committee, compensation committee or any other committee. Accordingly, our board of directors presently performs the functions that would customarily be undertaken by such committees. Our board of directors plans to consider establishing board committees in the future.

Involvement in Certain Legal Proceedings

None of our current or proposed directors or executive officers have been involved in any of the following events during the current fiscal year:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or decision has not been reversed, suspended, or vacated.

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

Rebecca Poncini, Mitchell Johnson and InfraBlue Inc. are considered promoters of our company, having taken initiative in organizing our current business. (For additional details, please see the discussion under the “Description of Business” above).

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of the our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended September 30, 2007 all such filing requirements applicable to our officers and directors were complied with.

Item 10.	Executive Compensation

The following table sets forth information relating to the compensation paid to our Chief Executive Officer (who was our only executive officer and director) during fiscal 2007, 2006 and 2005:

Summary Compensation Table

						Non-	Non-
						Equity	qualified
						Incentive	Deferred
						Plan	Compen-	All Other
Name and				Stock	Option	Compen-	sation	Compen-
Principal	Fiscal	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Mitchell Johnson	2007 2006 2005	Nil 30,297 71,296	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 3,735(1)	Nil 30,297 75,031

________________
(1)	Comprised of the issuance of ordinary shares of InfraBlue Ltd. which were subsequently exchanged for shares of our common stock upon completion of our acquisition of InfraBlue Ltd.

Consulting Agreements

We have entered into a consulting agreement with Konstantinos Kardiasmenos dated November 27, 2007 pursuant to which he has agreed to act as a director and chief executive officer of our Company, and provide business advisory services to us, for a period of two years. The agreement may be extended for a further twelve months by mutual written agreement of the parties. In consideration for his services, we issued to him 4,000,000 shares of our common stock. The agreement may be terminated by either party giving one month’s written notice to the other party: (i) if either party commits any material breach of its obligations under the agreement not cured within a reasonable period of time, or (ii) if either party commits an act of insolvency.

We have entered into a consulting agreement dated November 27, 2007 with David Cooper, pursuant to which he has agreed to act as a director and chairman of our board, and to provide scientific advice in connection with the business of the evaluation, acquisition and development of patents in the field of health care drug treatments, for a period of two years. The agreement may be extended for a further twelve months by mutual written agreement of the parties. In consideration for his services, we issued to him 2,000,000 shares of our common stock. The agreement may be terminated by either party giving one month’s written notice to the other party: (i) if either party commits any material breach of its obligations under the agreement not cured within a reasonable period of time, or (ii) if either party commits an act of insolvency.

The foregoing description of the consulting agreements with Messrs. Kardiasmenos and Cooper does not purport to be complete, and is qualified in its entirety by reference to each agreement, a copy of each of which has been filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 3, 2007.

Compensation of Directors

We have not paid our directors any fees or other compensation for acting as directors to date.

Stock Option Grants

We have not in the past granted any stock options or other equity awards to our directors or officers.

Exercises of Stock Options and Year-End Option Values

None of our directors or officers exercised any stock options (i) during our fiscal year ended September 30, 2007, or (ii) since the end of our fiscal year on September 30, 2007.

Outstanding Stock Options

Our directors and officers do not hold any options to purchase any shares of our common stock.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 22, 2008, regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock; and

  each executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 137,655,870 shares of common stock outstanding as of January 22, 2008.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following January 22, 2008, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percentage of Common Stock(1)
Directors and Officers
Common Stock	Konstantinos Kardiasmenos (2) 4, Ptolemaion Str., Athens, Greece 11635	4,000,000	2.91%
Common Stock	David Cooper (2) 52 Queen Anne Street, London, England, W1G 8HL.	2,000,000	1.45%
Common Stock	All executive officers and directors as a Group (two persons)	6,000,000	4.36%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percentage of Common Stock(1)
5% Shareholders
Common Stock	InfraBlue Inc. (3) PO Box 556, Main Street, Charlestown, Island of Nevis	7,107,588	5.16%
Common Stock	Keydata Technology Partnership 3 LLP (4) 4 Bedford Row, London England	40,000,000	29.06%
Common Stock	Oxon Life Science Limited(5) Donegan, Zetlands, Nevis St. Kitts and Nevis, West Indies	14,000,000	10.17%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. We had 137,655,870 shares of our common stock issued and outstanding as of January 22, 2008.

(2)	This person was appointed as a director or officer of our Company upon completion of the acquisition of the Assets.

(3)	Garth Hochong is the founder and director of InfraBlue Inc. and exercises voting and dispositive power over the shares held by InfraBlue Inc.

(4)	Stewart Ford is the administrating partner for KeyData Technology Partnership 3 LLP and exercises voting and dispositive power over the shares held by the Keydata Technology Partnership 3 LLP.

(5)	Lars Christiansen is the Director of Oxon Life Science Limited and exercises voting and dispositive power over these shares held by Oxon Life Science Limited.

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.	Certain Relationships and Related Transactions

Except as described below, none of the following parties has, since the beginning of our last completed fiscal year, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;

  Any person proposed as a nominee for election as a director;

  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

  Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

Directors and Officers

Mitchell Johnson was a party to an employment agreement with InfraBlue Ltd. dated April 1, 2004. In addition, pursuant to a letter agreement dated April 1, 2004, as amended on July 20, 2004, InfraBlue Ltd. appointed Mr. Johnson as a director and issued 245,000 ordinary shares to him. These shares were exchanged for 1,416,868 shares of our common stock upon completion of our acquisition of InfraBlue Ltd. These agreements were terminated effective November 27, 2007.

We have entered into a consulting agreement with Konstantinos Kardiamenos dated November 27, 2007 pursuant to which he has agreed to provide certain business advisory services to us. In consideration for his services, we have issued to him a total of 4,000,000 shares of our common stock.

We have entered into a consulting agreement with David Cooper dated November 27, 2007 pursuant to which he has agreed to provide certain scientific advice in connection with our business. In consideration for his services, we have issued to him 2,000,000 shares of our common stock.

Oxon Life Science Limited

In connection with the acquisition of the Assets of Oxon, we issued to Oxon shares of our common stock representing approximately 11% of our issued and outstanding shares.

Other Transactions

The following are related party transactions as of September 30, 2007:

(a)
The amounts due to related parties of $185,307 (September 30, 2006 - $56,135) are non-interest bearing and due on demand. Included in due to related parties are $Nil (September 30, 2006 - $4,879) owing to a corporate shareholder of the Company, $37,619 (September 30, 2006 - $23,167) owing to two separate companies with a director in common with a corporate shareholder of the Company and $147,688 (September 30, 2006 - $28,089) owing to a company with an officer in common with a corporate shareholder of the Company.

(b)
By employment agreement dated April 1, 2004 and amended July 20, 2004, the Company agreed to pay the Managing Director (Mitchell Johnson) $51,618 (GBP28,000) per annum plus 944,572 common shares every three months to a maximum of 1,416,868 shares (5,667,472 shares on a 4 to 1 post-split basis). As at September 30, 2005, the maximum common shares have been issued. The Managing Director waived his annual salary for the years ended September 30, 2007 and 2006. During the period ended September 30, 2007, $5,157 (September 30, 2006 - $28,018) was paid to the Managing Director in cash.

(c)	During the current period, the Company paid or accrued the following fees:

(i)	$11,815 (September 30, 2006 - $10,343) for rent to a company with directors in common with a corporate shareholder of the Company; and

(ii)	$119,600 (September 30, 2006 - $28,089) for consulting services to a company with an officer in common with a corporate shareholder of the Company.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Item 13.	Exhibits

The following exhibits are included with this Annual Report on Form 10-KSB:

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(1)	By-Laws
3.4(5)	Articles of Merger
3.5(5)	Certificate of Change
10.1(2)	Administration Services Agreement dated May 1, 2005 between InfraBlue Limited and Azuracle Limited
10.2(4)	Asset Purchase Agreement dated October 12, 2007 among InfraBlue (US) Inc., NextGen Bioscience Inc. and Oxon Life Science Limited
10.3(6)	Consulting Agreement dated November 27, 2007 between NextGen Bioscience Inc. and Konstantinos Kardiasmenos
10.4(6)	Consulting Agreement between NextGen Bioscience Inc. and David Cooper dated November 27, 2007
10.5(7)	Termination Agreement between NextGen Bioscience Inc. and Azuracle Limited dated November 26, 2007
10.6(7)	Termination Agreement between Infrablue (US) Inc. and Westport Strategic Partners, Inc. dated November 26, 2007
10.7(7)	Consulting Agreement between NextGen Bioscience Inc. and Dr. Wang Chong dated December 1, 2007
10.8(7)	Consulting Agreement between NextGen Bioscience Inc. and Anders Boegh Jensen dated December 1, 2007
10.9(7)	Consulting Agreement between NextGen Bioscience Inc. and Dr. John Savin dated December 1, 2007
10.10(7)	Consulting Agreement between NextGen Bioscience Inc. and Dr. Rolfe Witte dated December 7, 2007
10.11(7)	Consulting Agreement between NextGen Bioscience Inc. and Dr. William H. Stimson dated December 20, 2007
10.12(7)	Consulting Agreement between NextGen Bioscience Inc. and Dr. Karen Elizabeth Jervis dated January 4, 2008

Exhibit Number	Description of Exhibit
16.1(3)	Letter from auditor
31.1(7)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1(7)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the SEC on December 16, 2005.
(2)	Filed as an exhibit to our registration statement on Form SB-2/A filed with the SEC on February 10, 2006.
(3)	Filed as an exhibit to the current report on Form 8-K filed with the SEC on January 22, 2007.
(4)	Filed as an exhibit to the current report on Form 8-K filed with the SEC on October 17, 2007.
(5)	Filed as an exhibit to the current report on Form 8-K filed with the SEC on November 1, 2007.
(6)	Filed as an exhibit to the current report on Form 8-K filed with the SEC on December 3, 2007.
(7)	Filed as an exhibit to this Annual Report on Form 10-KSB.

Item 14.	Principal Accountant Fees and Services

The following table sets forth information regarding amounts billed to us by our independent auditors for each of our last two fiscal years:

		Year Ended September 30,
		2007		2006
Audit Fees		$83,212		$54,201.25
Audit Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$83,212		$54,201.25

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

NEXTGEN BIOSCIENCE INC. INC.

By: /s/ Konstantinos Kardiasmenos

Konstantinos Kardiasmenos
Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Financial Officer)
Date: January 23, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

	Chief Executive Officer (Principal	January 23, 2008
Executive Officer), Chief Financial
/s/ Konstantinos Kardiasmenos	Officer (Principal Accounting
Konstantinos Kardiasmenos	Officer), Secretary, Treasurer and
Director

/s/ David Cooper
David Cooper	Director and Chairman of the Board	January 23, 2008