Form 10QSB
period 2007-12-31
NEXTGEN BIOSCIENCE INC.
filed 2008-02-20
CIK 1343465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2007

[   ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

 for the transition period from _______________ to _______________

Commission File Number: 000-51935

NEXTGEN BIOSCIENCE INC.
(Name of small business issuer as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

4th Floor, 36 Spital Square, London, E1 6DY, England
(Address of principal executive offices)

+44(0)•207•297•8186
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 137,655,870 shares of common stock as of February 18, 2008.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

NEXTGEN BIOSCIENCE INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
December 31, 2007

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

i

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

The following unaudited condensed consolidated interim financial statements of NextGen Bioscience Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

NextGen Bioscience Inc.

(Formerly Infrablue (US) Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NextGen Bioscience Inc.
(Formerly Infrablue (US) Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	September 30,
	2007	2007
ASSETS	(Unaudited)	(Audited)
Current
Cash	$66,380	$55,080
Prepaids – short term (Note 6)	945,440	-
Accounts receivable	202	-
	1,012,022	55,080
Prepaids – long term (Note 6)	1,041,250	-
Intellectual Property (Note 2)	3,500,000	-
	$5,553,272	$55,080

LIABILITIES
Current
Accounts payable	$189,108	$211,551
Accrued liabilities	30,144	37,460
Accrued interest (Note 3)	-	507
Due to related parties (Note 4)	-	185,307
Obligation to issue shares (Note 6)	2,082,500	-
	2,301,752	434,825
Loan Payable (Note 3)	-	18,027
	2,301,752	452,852

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock
Common Stock (Note 5)
Authorized: 400,000,000 shares with $0.001 par value
Issued: 128,897,568 (September 30, 2007 – 114,897,568)	128,897	114,897
Additional paid-in capital	6,340,073	2,854,073
Shares subscribed but unissued (Note 6)	156,768	50,518
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued: Nil	-	-
Accumulated Comprehensive Loss	(11,389)	(13,112)
Deficit - Accumulated during the development stage	(3,362,829)	(3,404,148)
	3,251,520	(397,772)
	$5,553,272	$55,080

Going Concern (Note 1)
Commitments (Note 6)
Subsequent Events (Note 7)

- See Accompanying Notes -

NextGen Bioscience Inc.
(Formerly Infrablue (US) Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			From
			Incorporation
	For the Three	For the Three	February 18,
	Months Ended	Months Ended	2004 to
	December 31,	December 31,	December 31,
	2007	2006	2007
Sales	$-	$3,023	$72,914
Cost of Sales	-	(2,758)	(64,873)
Gross Profit	-	265	8,041
General and Administrative Expenses
Accounting and auditing	36,144	27,192	325,350
Consulting	99,919	67,195	362,232
Depreciation	-	372	3,892
Development	-	-	9,567
Filing fees	940	135	10,128
Intellectual Property	-	-	2,500,000
Interest expense	346	2,283	12,413
Investor relations	-	11,579	18,250
Legal	44,445	3,883	123,013
Marketing and promotion	-	-	37,310
Office and information technology	-	94	12,133
Rent	3,068	2,874	41,303
Salaries and wages	-	5,113	136,584
Sub-contractors	-	-	5,551
Test equipment	-	-	1,439
Transfer agent fees	2,525	-	2,525
Travel	-	13	2,691
	187,387	120,733	3,604,381

Loss from Operations	(187,387)	(120,468)	(3,596,340)
Other Income (Expense)
Foreign exchange loss	(376)	-	(9,613)
Gain on forgiveness of debt	229,082	-	235,286
Recovery of license fees	-	-	7,838
Net Income (Loss)	$41,319	$(120,468)	$(3,362,829)

Earnings (Loss) per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	120,071,481	112,263,200

Comprehensive Income (Loss)
Net Income (Loss)	$41,319	$(120,468)	$(3,362,829)
Foreign currency translation adjustment	1,723	(2,704)	(11,389)
Total Comprehensive Income (Loss)	$43,042	$(123,172)	$(3,374,218)

- See Accompanying Notes -

NextGen Bioscience Inc.
(Formerly Infrablue (US) Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			From
			Incorporation
	For the Three	For the Three	February 18,
	Months Ended	Months Ended	2004 to
	December 31,	December 31,	December 31,
	2007	2006	2007
Operating
Net income (loss)	$41,319	$(120,468)	$(3,362,829)
Items not involving cash:
Depreciation	-	372	3,892
Gain on forgiveness of debt	(229,082)	-	(229,082)
Shares for services	95,810	-	156,630
Shares issued for intellectual property	-	-	2,500,000
Changes in non-cash working capital items:
Accounts receivable	(202)	(2,204)	(202)
Prepaids	-	(3,502)	-
Inventory	-	6,021	-
Accounts payable	(10,443)	101,376	201,108
Accrued liabilities	(7,316)	(13,728)	20,117
Accrued interest	244	2,090	10,282
Amounts due to related parties	3,019	33,619	188,326
Net cash flows provided by (used in) operations	(106,651)	3,576	(511,758)

Investing
Acquisition of equipment	-	-	(3,892)
Cash acquired on purchase of Tomi Holdings Inc.	-	-	135,688
Net cash flows from investing activities	-	-	131,796

Financing
Convertible promissory notes payable	-	-	100,500
Loan proceeds	9,978	-	28,005
Loan from related party	-	-	159,065
Shares subscribed but not issued	106,250	-	156,768
Share issuances for cash	-	-	13,393
Net cash flows from financing activities	116,228	-	457,731

Effect of exchange rate changes	1,723	(2,787)	(11,389)

Increase in Cash	11,300	789	66,380
Cash, Beginning	55,080	679	-
Cash, Ending	$66,380	$1,468	$66,380

Supplemental Cash Flow Information (Note 8)
Income Taxes Paid	$-	$-	$-
Interest Paid	$-	$125	$(40)

- See Accompanying Notes -

NextGen Bioscience Inc.
(Formerly Infrablue (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

1.	Basis of Presentation

Organization

NextGen Bioscience Inc. (the "Company" or “NextGen”) was incorporated on April 5, 2005 under the laws of the State of Nevada under the name of Tomi Holdings Inc. On October 20, 2005, the Company changed its name to Infrablue (US) Inc.

On October 26, 2007, the Company merged with its wholly-owned subsidiary, NextGen Bioscience Inc. (“NextGen Bioscience”), a company incorporated pursuant to the laws of the State of Nevada, pursuant to Articles of Merger filed by the Company with the Nevada Secretary of State, to effect a name change of the Company to “NextGen Bioscience Inc.” and to reflect a proposed change in the Company’s principal business to a company focused in the biotechnology industry. The merger was in the form of a parent/subsidiary merger, with the Company as the surviving corporation. Upon completion of the merger, the Company’s name was changed from “InfraBlue (US) Inc.” to “NextGen Bioscience Inc.” and the Company’s Articles of Incorporation have been amended to reflect this name change.

On November 27, 2007, the Company purchased certain intellectual property assets and undertakings of Oxon Life Science Limited (“Oxon”) relating to the development of therapies for the treatment of certain types of cancer (Note 2). This acquisition constituted a change in the Company’s principal business to a biotechnology company focused on the development and commercialization of novel therapeutic proteins that disrupt the advance of life-threatening cancers with a focus on prostate and breast cancer. Upon completion of the acquisition of these assets, two directors from Oxon were appointed as directors of the Company and the Company’s former director and officer, resigned from the Company. The Company’s current board has determined to pursue the biotechnology business and is currently evaluating the sale or abandonment of the Company’s technology business.

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2007, the Company has a working capital deficiency of $1,289,730, an accumulated deficit of $3,362,829 and has incurred an accumulated operating cash flow deficit of $511,758 since incorporation. The Company intends to continue funding operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.

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

NextGen Bioscience Inc.
(Formerly Infrablue (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

1.	Basis of Presentation – Continued

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2007 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

2.	Asset Purchase Agreement

On October 12, 2007, the Company entered in an asset purchase agreement with NextGen Bioscience and Oxon. The agreement by the Company, NextGen Bioscience and Oxon is to purchase certain intellectual property assets and undertakings of Oxon in consideration for 14,000,000 post-split shares. Under the terms of the asset purchase agreement, the Company agreed to complete a forward stock split of its outstanding shares on a four new shares for one old share basis (and a corresponding increase to the authorized capital of the Company) (Note 5). Oxon holds approximately 11% of the outstanding shares of the Company.

The value assigned was $3,500,000, being equivalent to the most recent share transactions of the Company at $0.25 per share. This amount was capitalized and will be tested quarterly for impairment, as set out in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

3.	Loan Payable

During the year ended September 30, 2007, the Company received loan advances from Karada Ltd. (“Karada”), an unrelated third party. On November 28, 2007 the agreement was terminated and the loan balance of $28,005 and $751 of related interest was forgiven. No further obligation exists.

NextGen Bioscience Inc.
(Formerly Infrablue (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

4.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

a)

The amounts due to related parties of $Nil (September 30, 2007 - $185,307) are non-interest bearing and due on demand. Included in due to related parties are $Nil (September 30, 2007 - $37,619) owing to two separate companies with a director in common with a corporate shareholder of the Company and $Nil (September 30, 2007 - $147,688) owing to a company with an officer in common with a corporate shareholder of the Company.

b)

By employment agreement dated April 1, 2004 and amended July 20, 2004, the Company agreed to pay the Managing Director $51,618 (GBP28,000) per annum plus 944,572 common shares every three months to a maximum of 5,667,472 shares. As at September 30, 2005, the maximum common shares have been issued. During the period ended December 31, 2007, $Nil (December 31, 2006 - $5,017) was paid to the Managing Director in cash.

	c)	During the current period, the Company paid or accrued the following fees:

		i)	$3,068 (December 31, 2006 - $2,874) for rent to a company with directors in common with a corporate shareholder of the Company; and

		ii)	$Nil (December 31, 2006 - $29,387) for consulting services to a company with an officer in common with a corporate shareholder of the Company.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

All related party agreements were terminated November 26, 2007 and related party balances of $188,326 were forgiven. No further obligations exist.

5.	Capital Stock

The Company’s capitalization is 400,000,000 common shares with a par value of $0.001 per share and 5,000,000 common shares of preferred stock with a par value of $0.001 per share.

a)

The number of shares outstanding presented in these financial statements relating to share transactions taking place prior to October 26, 2007 have been restated to reflect the 4:1 stock split (Note 2).

	b)	On November 23, 2007, the Company issued 14,000,000 post-split shares for intellectual property valued at $3,500,000.

There were no options or warrants granted during the current period and 1,734,368 warrants (1,734,368 – September 30, 2007) and Nil stock options (Nil – September 30, 2007) outstanding as at December 31, 2007.

NextGen Bioscience Inc.
(Formerly Infrablue (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

6.	Commitments

a)

By agreement dated July 1, 2006, the Company entered into a one-year Consulting Agreement with a related company that has an officer in common with a corporate shareholder of the Company. The monthly payments for general consulting services is $9,183 (GBP 5,000) for a minimum of one year beginning on the agreement date above. This contract was terminated November 26, 2007 and no further obligation exists.

b)

By agreement dated August 9, 2006, the Company entered into a Supply Services Contract with an unrelated party for investor relations services ending December 31, 2006. The consideration for the services includes $12,000 in cash payments and 100,000 common stock of the Company. The amount of $6,000 (accrued) was payable on September 8, 2006, the execution date, and the balance $6,000 (accrued) was due December 7, 2006. The 100,000 common shares were issued February 28, 2007. This contract was terminated November 26, 2007 and no further obligation exists.

c)

By agreement dated August 21, 2006, the Company entered into a one-year Consulting Agreement with an unrelated party. As consideration, the Company is required to pay $25,000 on execution of the agreement (accrued) and $12,500 per month for six months commencing on October 1, 2006. On December 31, 2006 the agreement was terminated and therefore only three months have been accrued totalling $62,500. In addition, the Company issued 800,000 shares on February 28, 2007. On November 26, 2007, the Company terminated this agreement and settled the amount owing by issuing 150,000 shares in lieu of cash on January 14, 2008. No further obligation exists.

d)

By agreement dated September 15, 2006, the Company entered into a two-year Finders Fee Consulting Agreement with an unrelated party. The Company will issue shares, on a non-diluted basis, equal to 5% of the total number of issued and outstanding in the common stock of the Company as of the date of initial introduction of the acquired assets or business to the Company. The shares shall be issued as at the date of the successful completion of the acquisition of assets or business. This condition was not met. On November 26, 2007 this contract was terminated and no further obligation exists.

e)

By share agreement dated October 1, 2007, the Company allotted 808,292 common shares pursuant to a private placement, at $0.0625 per share for a total value of $50,518. These shares were issued on January 14, 2008.

f)

By share agreement dated October 1, 2007, the Company allotted 900,000 common shares pursuant to a private placement at $0.0625 per share for a total value of $56,250. These shares were issued on January 14, 2008.

g)

By share agreement dated October 1, 2007, the Company allotted 400,000 common shares pursuant to a private placement at $0.0625 per share for a total value of $25,000. These shares were issued on January 14, 2008.

h)

By share agreement dated October 1, 2007, the Company allotted 400,000 common shares to a company with a director in common, pursuant to a private placement at $0.0625 per share for a total value of $25,000. These shares were issued on January 14, 2008.

i)

By agreement dated November 27, 2007, the Company entered into a two-year Consulting Agreement with a director and officer. As consideration, the Company is required to issue a total of 2,000,000 shares at a fair value of $500,000 for services rendered. As at December 31, 2007, the Company has recorded a prepaid expense of $476,060 and a current period expense of $23,940 in regards to the obligation to issue shares. On January 14, 2008, 2,000,000 shares were issued.

NextGen Bioscience Inc.
(Formerly Infrablue (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

6.	Commitments – Continued

j)

By agreement dated November 27, 2007, the Company entered into a two-year Consulting Agreements with a director and officer. As consideration, the Company is required to issue a total of 4,000,000 shares at a fair value of $1,000,000 for services rendered. As at December 31, 2007, the Company has recorded a prepaid expense of $952,120 and a current period expense of $47,880 in regards to the obligation to issue shares. On January 14, 2008, 4,000,000 shares were issued.

k)

By agreements dated December 1, 2007, the Company entered into three two-year Consulting Agreements with unrelated parties. As consideration, the Company is required to issue a total of 2,200,000 shares at a fair value of $550,000 for services rendered. These contracts are extendable for a further 12 months by mutual agreement. As at December 31, 2007, the Company has recorded a prepaid expense of $526,677 and a current period expense of $23,323 in regards to the obligation to issue shares. On January 14, 2008, 100,000 of these shares were issued.

	l)	By agreements dated December 7, 2007, the Company entered into one two-year Consulting Agreements with unrelated parties. As consideration, the Company is required to issue a total of 30,000 shares at a fair value of $7,500 for services rendered. These contracts are extendable for a further 12 months by mutual agreement. As at December 31, 2007, the Company has recorded a prepaid expense of $7,243 and a current period expense of $257 in regards to the obligation to issue shares.

m)

By agreement dated December 20, 2007, the Company entered into a two-year Consulting Agreement with an unrelated party. As consideration, the Company is required to issue a total of 100,000 shares at a fair value of $25,000 for services rendered. These contracts are extendable for a further 12 months by mutual agreement. As at December 31, 2007, the Company has recorded a prepaid expense of $24,590 and a current period expense of $410 in regards to the obligation to issue shares.

7.	Subsequent Events

a)

By agreement dated January 4, 2008, the Company entered into a two-year Consulting Agreement with an unrelated party. As consideration, the Company is required to issue a total of 100,000 shares for services rendered. These contracts are extendable for a further 12 months by mutual agreement.

	b)	On January 14, 2008, the Company issued 2,508,292 common shares, pursuant to share agreements for gross proceeds of $156,768 (Note 6e – 6h),

	c)	On January 14, 2008, the Company issued 6,100,000 common shares, pursuant to consulting agreements with a fair value of $1,525,000 (Note 6i – 6k),

	d)	On January 14, 2008, the Company issued 150,000 common shares, pursuant to a debt settlement agreement with a fair value of $62,500 (Note 6c),

	e)	By agreement dated January 29, 2008, the Company entered into a loan agreement with a shareholder for $20,000. The loan is repayable with interest at the rate of 10% per annum on May 29, 2008.

f)

On January 31, 2008, the Company entered into another asset purchase agreement with Oxon. The agreement is to purchase certain intellectual property assets and undertakings of Oxon relating to the development of therapies for treatment of certain types of cancer in consideration for 22,000,000 shares. These shares have not yet been issued.

	g)	On January 31, 2008, the Company signed a share agreement to issue 4,000,000 units pursuant to a private placement, at $0.125 per unit for a total value of $500,000. Each unit consists of one common

NextGen Bioscience Inc.
(Formerly Infrablue (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

7.	Subsequent Events – Continued

	g)	share and one share purchase warrant exercisable to acquire one additional share of common stock at a price of $0.25 per share expiring two years from date of issuance.

h)

On January 31, 2008, the Company enter an employment and incentive agreements with an officer of the Company, which shall commence February 1, 2008 and terminate July 31, 2010. The employment agreement includes a monthly fee of 3,750 GBP to April 30, 2008, 4,000 GBP from May 1, 2008 to July 31, 2008, 6,667 GBP from August 1, 2008 to July 31, 2009, and 8,333 GBP from August 1, 2009 to July 31, 2010. In the incentive agreement, the Company will issue:

		i)	An additional 1,000,000 shares for every $10,000,000 financing raised by the Company up to a maximum of 3,000,000 restricted common shares;

		ii)	An additional 500,000 shares on every $1,000,000 grant received by the Company up to a maximum of 1,500,000 restricted common shares;

iii)

An additional 500,000 shares for every successful level of cash compensation achieved from the receipt of sale proceeds or receipt of stage payments, royalties or other payments in respect of such cash compensation from third parties up to a maximum of 2,500,000 restricted common shares.

The Company has an obligation to issue all shares earned on or about July 31, 2010. This agreement may be terminated with three months notice from either party and shares earned up to the termination date are issuable within 21 days.

8.	Non-Cash Transactions

The following is a schedule of non-cash investing and financing transactions:

			Cumulative
			From
			Incorporation
	For the Three	For the Three	February 18,
	Months Ended	Months Ended	2004 to
	December 31,	December 31,	December 31,
	2007	2006	2007

Schedule of Non-Cash Investing and Financing
Transactions
Shares issued for acquisition of Infrablue	$-	$-	$35,661
Shares issued to related party for debt	$-	$-	$159,065
Shares issued for consulting services	$-	$-	$60,820
Shares issued for intellectual property	$3,500,000	$2,500,000	$6,000,000
Shares issued for debt	$-	$-	$200,031
Shares issued for acquisition of assets and liabilities
of Tomi
Due from Infrablue	$-	$-	$9,294
Accrued liabilities	$-	$-	$10,027
Promissory notes payable	$-	$-	$90,000

NextGen Bioscience Inc.
(Formerly Infrablue (US) Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

8.	Non-Cash Transactions – Continued

Included in prepaids is $1,986,690 (September 30, 2007 - $Nil) and in consulting expense is $95,810 (December 31, 2006 - $Nil) representing the Company’s obligation to issue shares (Note 6).

Item 2.                Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended December 31, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended December 31, 2007.

Overview of Our Business

NextGen Bioscience Inc. (“we, “us”, “our” or the “Company”) is focused on the discovery, development and commercialization of novel therapeutics to fight cancer,. We currently own two compounds, both of which we acquired in November 2007, for which we have filed patent applications in Europe: (i) prostaganin peptide for the treatment of prostate cancer and (ii) tetanolic acid for the treatment of breast cancer. In addition, we acquired a patent application for an improved method for the purification of undifferentiated stem cells from solid breast carcinomas that are normally resistant to conventional therapies which we acquired in January 2008. We plan to acquire other new products and technologies in the future.

We are also the owner of certain proprietary technology comprised of a suite of software programs and a computer peripheral device known as the IRMA device, which provides for the delivery of high-quality color presentations stored on mobile smart phones and PDAs. These assets are related to our prior Infrablue business.

Our current board has determined to pursue our biotechnology business and is currently evaluating the sale or abandonment of our Infrablue technology business as we have not been successful in exploiting the technology.

Acquisition of the Oxon Assets on November 27, 2007

On November 27, 2007, pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) among the Company, NextGen Bioscience Inc., a former wholly-owned subsidiary of the Company, and Oxon Life Science Limited (“Oxon”), dated October 12, 2007, we completed the acquisition of certain intellectual property assets from Oxon. A copy of the Asset Purchase Agreement is attached as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 17, 2007.

Pursuant to the Asset Purchase Agreement, we purchased certain intellectual property assets and undertakings of Oxon relating to the development of therapies for treatment of certain types of cancer in consideration for 14,000,000 post-split (3,500,000 pre-split) shares of our common stock. Pursuant to the terms of the Asset Purchase Agreement, we completed a forward stock split of our outstanding shares on a four new shares for one old share basis (and a corresponding increase to the authorized capital of the Company from 100,000,000 shares to 400,000,000 shares of common stock, par value $0.001 per share), and changed our name to NextGen Bioscience Inc. (pursuant to a merger with our wholly-owned subsidiary NextGen Bioscience Inc.), which we completed effective October 26, 2007. In addition, we added two nominees of Oxon to our board of directors upon completion of the acquisition of the assets from Oxon. The stock split and name change were disclosed in our Current Report on Form 8-K filed with the SEC on November 1, 2007.

The acquisition of the assets constituted a change in the principal business of the Company to a biotechnology company focused on the research, development and, if warranted in the future, commercialization of novel therapeutic proteins that we believe have the potential to disrupt the advance of life-threatening cancers.

Acquisition of the Oxon Assets on January 31, 2008

We entered into an intellectual property asset purchase agreement dated January 31, 2008 (the “2008 Asset Purchase Agreement”) with Oxon Life Science Limited (“Oxon”) pursuant to which we agreed to purchase a third patent application and associated intellectual property rights from Oxon in consideration of the issuance to Oxon of 22,000,000 shares of our common stock. A copy of the 2008 Asset Purchase Agreement is attached as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 6, 2008.

We completed the acquisition of a third patent application and associated intellectual property rights from Oxon pursuant to the 2008 Asset Purchase Agreement on January 31, 2008 concurrently with the execution of the 2008 Asset Purchase Agreement. The third patent application relates to the development of therapies for treatment of certain types of cancer. The patent application and associated intellectual property rights were acquired in consideration for the issuance by us to Oxon of 22,000,000 shares of our common stock. As a result of the completion of this acquisition, Oxon holds 36,000,000 shares of our common stock, representing approximately 22.55% of our outstanding shares.

The patent application is entitled “Method for inducing breast carcinoma stem cell death” and was filed with the Danish patent office under Patent Application No PA 2007 01846, patent application reference P2039EP00. The patent application describes an improved method for the purification of undifferentiated stem cells from solid breast carcinomas that are normally resistant to conventional therapies. Such stem cells are valuable for identifying new tumour markers and novel therapeutic targets both for early diagnosis and for targeted therapeutic strategies. Such therapeutic strategies are based on the use of neutralizing antibodies against the cytokines interleukin-4 (IL-4) and interleukin-10 (IL-10) and antibodies reactive with HMW-MAA, proteins which are found at high levels in stem cells from solid breast carcinomas.

Our Plan of Operations

Our plan of operations for the next twelve months is to:

  undertake the pre-clinical studies and plan Phase 1 clinical assessment of our proprietary drug candidates;

  appoint additional members to our Scientific Advisory Board;

  expand our intellectual property portfolio;

  engage contract research organizations and collaborators to undertake the preclinical studies; and

  explore new in-licensing and acquisition candidates.

We anticipate that we will incur an aggregate of approximately $2 million in expenses for the next twelve months as follows:

  salaries of $300,000;

  overhead and travel expenses of $250,000; and

  outsource costs of research and development to contract research organizations of $1,450,000.

During the next twelve months, we anticipate that we will not generate any revenue. We had cash of $66,380 and a working capital deficit of $1,289,730 at December 31, 2007. We presently do not have sufficient funds to fund our operations for more than the next two months based on our current cash expenditures and our plan of operations. Accordingly, we will require additional financing to enable us to pay our planned expenses for the next twelve months and pursue our plan of operations.

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

Results Of Operations – Three Months Ended December 31, 2007 and 2006

References to the discussion below to fiscal 2008 are to our current fiscal year which will end on September 30, 2008. References to fiscal 2007 and fiscal 2006 are to our fiscal years ended September 30, 2007 and 2006, respectively.

			Cumulative
			From
			Incorporation
	For the Three	For the Three	February 18,
	Months Ended	Months Ended	2004 to
	December 31,	December 31,	December 31,
	2007	2006	2007
Sales	$-	$3,023	$72,914

Cost of Sales	-	(2,758)	(64,873)
Gross Profit	-	265	8,041
General and Administrative Expenses
Accounting and auditing	36,144	27,192	325,350
Consulting	99,919	67,195	362,232
Depreciation	-	372	3,892
Development	-	-	9,567
Filing fees	940	135	10,128
Intellectual Property	-	-	2,500,000
Interest expense	346	2,283	12,413
Investor relations	-	11,579	18,250
Legal	44,445	3,883	123,013
Marketing and promotion	-	-	37,310
Office and information technology	-	94	12,133
Rent	3,068	2,874	41,303
Salaries and wages	-	5,113	136,584
Sub-contractors	-	-	5,551
Test equipment	-	-	1,439
Transfer agent fees	2,525	-	2,525
Travel	-	13	2,691
	187,387	120,733	3,604,381

Loss from Operations	(187,387)	(120,468)	(3,596,340)
Other Income (Expense)
Foreign exchange loss	(376)	-	(9,613)
Gain on forgiveness of debt	229,082	-	235,286
Recovery of license fees	-	-	7,838
Net Income (Loss)	$41,319	$(120,468)	$(3,362,829)

Revenue

Our prior sales are comprised of sales of our IRMA devices. We did not earn any revenues from sales of our IRMA devices during the first quarter of fiscal 2008. Our revenues decreased to $Nil during the first quarter of fiscal 2008, from $3,023 during the first quarter of fiscal 2007. Our current board has determined to pursue our biotechnology business and is currently valuating the sale or abandonment of our Infrablue technology business as we have not been successful in exploiting the technology.

Cost of Sales

Cost of sales has been comprised of amounts that we have paid to Flander Oy for purchase of IRMA devices for resale.

Cost of sales decreased to $Nil during the first three month period of fiscal 2008 from $2,758 during the first three month period of fiscal 2007. The decrease in cost of sales reflected the fact that we did not have any revenues during this period.

Gross Profit

As we did not have any sales during the first quarter of fiscal 2008, our gross profit during declined to $Nil for the first quarter of fiscal 2008 compared to $265 for the first quarter of fiscal 2007.

Intellectual Property

We expensed the Infrablue intellectual property acquired in fiscal 2006 due to our determination that the cost of the intellectual property purchased during fiscal 2005 does not meet the criteria for capitalization as set out in SFAS No. 86.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements and to our compliance with the reporting obligations under the Securities Exchange Act of 1934..

Accounting and auditing expenses increased to $36,144 during the first quarter of fiscal 2008 compared to $27,192 during the quarter of fiscal 2007.

Consulting

Our consulting expenses are attributable to our consulting agreements as described herein.

Consulting expenses increased to $99,919 during the first quarter of fiscal 2008 compared to $67,195 during the first quarter of fiscal 2007, due to increased expenses under our consulting agreements.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the completion of our technology acquisitions, our corporate organization and our ongoing obligations as a reporting company under the Securities Exchange Act of 1934.

Legal expenses increased to $44,445 during the first quarter of fiscal 2008 compared to $3,883 during the first quarter of fiscal 2007 as a result of the completion of our acquisition of technology assets from Oxon and our corresponding continuous reporting obligations under the Securities Exchange Act of 1934 related to this acquisition.

Salaries and Wages

Our salaries and wages decreased to $Nil during the first three month period of fiscal 2008 compared to $5,113 during the first three month period of fiscal 2007, as we no longer pay any salaries and wages.

Rent

Rent expense was attributable to amounts paid on account of our rent of shared office premises in London, England.

Loss from Operations

Our loss from operations increased to $187,387 during the first quarter of fiscal 2008 compared to $120,468 during the first quarter of fiscal 2007 due to the increase in our consulting, legal, accounting and auditing expenses during the first three month period of fiscal 2008 in connection with the reorganization of our business.

Liquidity and Financial Resources

We had cash of $66,380 and working capital deficit of $1,289,730 as at December 31, 2007. We had cash of $55,080 and working capital deficit of $379,745 as at September 30, 2007.

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

Cash used in Operating Activities

We used cash of $106,651 in operating activities during the first quarter of fiscal 2008 compared to cash used of $3,576 in operating activities during the first quarter of fiscal 2007.

We have applied cash generated from our financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not engage in any investing activities during the first quarter of fiscal 2008 nor during the first quarter of fiscal 2007.

Cash from Financing Activities

We generated cash of $116,228 from financing activities during the first quarter of fiscal 2008 compared to $Nil during the first quarter of fiscal 2007. Of this amount, $106,250 related to shares subscribed for but not issued during the first quarter of fiscal 2008.

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

Item 3.                Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our then chief executive officer and our current chief financial officer. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) ..

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

During the fiscal quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 (the “Securities Act”) during the three months ended December 31, 2007, other than disclosed in the following Current Reports on Form 8-K that we filed with the SEC:

  Current Report on Form 8-K filed on December 3, 2007, and

  Current Report on Form 8-K filed on February 6, 2008.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended December 31, 2007.

Item 5.                Other Information

None.

Item 6.                Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(1)	By-Laws
3.4(5)	Articles of Merger
3.5(5)	Certificate of Change
10.1(2)	Administration Services Agreement dated May 1, 2005 between InfraBlue Limited and Azuracle Limited
10.2(4)	Asset Purchase Agreement dated October 12, 2007 among InfraBlue (US) Inc., NextGen Bioscience Inc. and Oxon Life Science Limited
10.3(6)	Consulting Agreement dated November 27, 2007 between NextGen Bioscience Inc. and Konstantinos Kardiasmenos
10.4(6)	Consulting Agreement between NextGen Bioscience Inc. and David Cooper dated November 27, 2007
10.5(7)	Termination Agreement between NextGen Bioscience Inc. and Azuracle Limited dated November 26, 2007
10.6(7)	Termination Agreement between Infrablue (US) Inc. and Westport Strategic Partners, Inc. dated November 26, 2007
10.7(7)	Consulting Agreement between NextGen Bioscience Inc. and Dr. Wang Chong dated December 1, 2007
10.8(7)	Consulting Agreement between NextGen Bioscience Inc. and Anders Boegh Jensen dated December 1, 2007

Exhibit Number	Description of Exhibit
10.9(7)	Consulting Agreement between NextGen Bioscience Inc. and Dr. John Savin dated December 1, 2007
10.10(7)	Consulting Agreement between NextGen Bioscience Inc. and Dr. Rolfe Witte dated December 7, 2007
10.11(7)	Consulting Agreement between NextGen Bioscience Inc. and Dr. William H. Stimson dated December 20, 2007
10.12(7)	Consulting Agreement between NextGen Bioscience Inc. and Dr. Karen Elizabeth Jervis dated January 4, 2008
10.13(8)	Intellectual Property Asset Purchase Agreement dated January 31, 2008 between the Company and Oxon Life Science Limited
10.14(8)	Form of Regulation S Subscription Agreement for 4,000,000 Unit Offering
10.15(8)	Employment Agreement between the Company and Dr. Karen Elizabeth Jervis dated January 31, 2008
10.16(8)	Incentive Agreement between the Company and Dr. Karen Elizabeth Jervis dated January 31, 2008
16.1(3)	Letter from auditor
31.1(9)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2(9)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1(9)	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(9)	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the SEC on December 16, 2005.
(2)	Filed as an exhibit to our registration statement on Form SB-2/A filed with the SEC on February 10, 2006.
(3)	Filed as an exhibit to the current report on Form 8-K filed with the SEC on January 22, 2007.
(4)	Filed as an exhibit to the current report on Form 8-K filed with the SEC on October 17, 2007.
(5)	Filed as an exhibit to the current report on Form 8-K filed with the SEC on November 1, 2007.
(6)	Filed as an exhibit to the current report on Form 8-K filed with the SEC on December 3, 2007.
(7)	Filed as an exhibit to the Annual Report on Form 10-KSB filed with the SEC on January 24, 2008.
(8)	Filed as an exhibit to the current report on Form 8-K filed with the SEC on February 6, 2008.
(9)	Filed as an exhibit to this quarterly report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTGEN BIOSCIENCE INC.

By:    /s/ Konstantinos Kardiasmenos
         ________________________________
         Konstantinos Kardiasmenos
         President and Chief Financial Officer

         Date: February 19, 2008