Form 10-K
period 2015-09-30
PF Hospitality Group, Inc.
filed 2016-01-13
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51935

PF HOSPITALITY GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0379897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

399 NW 2nd Avenue, Suite 216
Boca Raton, FL	33432
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (561) 939-2520

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

[  ] Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 on March 31, 2015.

As of December 24, 2015, there were 78,420,404 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This annual report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A - “Risk Factors” of this annual report on Form 10-K.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. BUSINESS

Our Company

We are a management firm which creates, cultivates, and operates innovative and healthy lifestyle brands within the restaurant and retail industries. We focus on consumer food service concepts that is founded on a franchised and multi-unit business model in the retail, fast-casual, and casual restaurant sector. As the creator and current advisor organization of the all-natural and organic pizza franchise, Pizza Fusion, we are seeking to expand our innovative food service with an emphasis on sustainability and community impact. Currently with locations in selected markets in the United States, Saudi Arabia, and the United Arab Emirates, we are poised to rollout new concepts we plan to develop and manage.

Following the completion of our merger with PF Hospitality Group and the sale of a $1.3 million principal amount of convertible debentures we are now in a position to make an impact on the food and hospitality industry this coming year for critical growth and smart expansion. We believe successful investing begins with providing a compelling value proposition to the consumer combined with a unique and innovative concept, to all business constituencies. With that in mind, on a daily basis we strive to consistently deliver passion, innovation, creativity, and financial growth to all of our stakeholders who make this possible.

In 2014 and the early part of 2015, we franchised two new Pizza Fusion locations in Dubai, UAE. Continuing to follow progress of our Pizza Fusion expansion of units within the Middle East, we plan to narrow our focus on the rebranding of the Pizza Fusion concept. Part of this effort will be building strong sales growth of existing restaurants with the introduction of new and innovative menu offerings. We are also looking into physical refurbishments to individual Pizza Fusion establishments, and assessing key investments in mobile technology designed to engage the brand’s growing, savvy audience. Pizza Fusion is a fast-casual pizza restaurant that utilizes primarily organic and all-natural ingredients. In addition to pizza, Pizza Fusion establishments serve appetizers, salads, sandwiches, desserts, natural sodas, teas, juices, beer and wine. Restaurants are typically 1,200 to 2,400 square feet. The average lunch check is $8.00 per person and the average dinner check is $11.00 per person.

Shaker & Pie

Our newest concept, Shaker & Pie, is a new interactive restaurant concept combining wood-fired pizzas with healthy, hearty Italian-influenced street food. An “interactive restaurant” expands upon the traditional restaurant concept by incorporating an interactive experience that might include the use of tablets to place orders, and social interaction on social media, including the use of on-line reservations or on-line ordering. We expect Shaker & Pie will provide a lasting impression on the South Florida restaurant arena, where the flagship location is slated to open in the second fiscal quarter of 2016 in the Mizner Park area of affluent, Boca Raton, Florida. Boca Raton’s Mizner Park is a pioneering downtown mixed-use project that includes 236,000 square feet of retail space, 267,000 square feet of office space, luxury retail apartments, town homes and cultural arts space, as well as a 5,000-person-capacity open-air amphitheater and was named one of America’s Top Public Places in 2010 by the American Planning Association. In addition, Boca Raton has been rated among the best places to start a new restaurant by the personal finance website NerdWallet.com. We are in the final stages of entering into a joint venture agreement with Sub-Culture Restaurant Group, an unrelated third party familiar with the operations of similar restaurant concepts for our initial Shaker & Pie location to utilize our executive management and marketing know-how and utilize our planned joint venture partner’s restaurant operating experience. It is expected that we will own a controlling interest in the joint venture and that we will be responsible for all conceptual design and brand direction, as well as share in the operating and marketing responsibilities of the restaurant. The flagship Shaker & Pie is expected to occupy approximately 3,638 square feet and, based on the currently proposed menu, the expected average cost for lunch will be $12.00 per person and $15.00 per person for dinner.

In addition, we are exploring ways to broaden our reach into the hospitality space as we seek to add and develop brands from the natural and organic space into our current and planned locations and are respond to the changing demographics driven by millennials. As part of this effort, we granted Aramark Food and Support Services Group, Inc. (“Aramark”) the non-exclusive right to operate Pizza Fusion restaurants within Aramark’s U.S. network of colleges, universities, sports complexes, healthcare facilities and entertainment venues at locations to be agreed on by us and Aramark pursuant to a Test License Agreement. No locations to be operated under this agreement have been identified as of the date of this report.

In addition, we are expanding our presence in the health and fitness space following our acquisition of EXO:EXO, Inc., (“EXO”), a designer and producer of active wear brands offered in national fitness retailers in the U.S. We acquired EXO pursuant to the terms of a stock exchange agreement (the “Stock Exchange Agreement”) we entered into and closed on with EXO and Sloane McComb (EXO’s sole shareholder) on December 16, 2015. Pursuant to the Stock Exchange Agreement, we acquired all of the issued and outstanding shares of EXO common stock from Ms. McComb in exchange for (i) the issuance to Ms. McComb of 500,000 shares of our unregistered common stock, (ii) a payment of $25,000 to Ms. McComb, (iii) the payment of up to $20,000 to a third party for the payment of certain debts of EXO, and (iv) contingent consideration of up to 700,000 shares of our unregistered common stock in the following amounts upon attainment of EXO gross sales targets in any calendar year following the closing: 100,000 shares if EXO attains gross sales of at least $250,000 but less than $500,000, an additional 150,000 shares if EXO attains gross sales of at least $500,000 but less than $750,000, an additional 200,000 shares if EXO attains gross sales of at least $750,000 but less than $1,000,000 and an additional 250,000 shares if EXO attains gross sales of at least $1,000,000 (the “Contingent Consideration”). In order earn the Contingent Consideration, Ms. McComb must be employed by us for the full calendar year during which the annual performance target has been achieved unless such target has been met prior to her separation. In addition to the purchase price, we agreed to invest $50,000 into EXO for inventory, marketing and working capital purposes. Pursuant to the Stock Exchange Agreement, EXO will be a wholly owned subsidiary of the Company upon the closing of the Stock Exchange.

In connection with the closing under the Stock Exchange Agreement, EXO entered into an employment agreement with Ms. McComb, pursuant to which Ms. McComb has been engaged as the President of EXO for a term commencing on the closing and ending on December 21, 2019, subject to automatic extensions if neither party has given the other notice that it does not wish to extend the agreement. Ms. McComb will receive an initial salary based on an annual rate to $40,000 for the balance of 2015, $45,000 for 2016 and $50,000 for 2017, and will receive a quarterly bonus equal to 20% EXO’s EBITDA in the prior quarter, and other benefits as determined by the company’s board of directors.

We expect that this group will drive solid opportunities for expansion. We believe that leveraging our infrastructure and operations team will lead to potential acquisitions of undervalued brands in need of our managerial talent and cost control procedures.

Markets

We currently have Pizza Fusion franchises in 6 locations in the United States and 9 in Saudi Arabia and the United Arab Emirates. Within the United States, we have franchisees in Florida, New Jersey, and Virginia. We anticipate opening the first Shaker & Pie restaurant Boca Raton, Florida in the second fiscal quarter of 2016.

Franchise and Development Agreements

In connection with its franchising operations, we receive initial franchise fee (typically $30,000), area development fees ( historically $250,000 to $300,000 per territory and a reduced franchise fee per location of $5,000 to $7,500 per location depending on the territory), franchise deposits and royalties of 5% of gross revenues of sales at franchised restaurants as defined in the franchise agreement. The term of the franchise agreement is generally for 10 years and may be renewed for two additional terms of 10 years subject to certain conditions, including the payment of a discounted franchise fee. We are currently operating six stores under franchise agreements.

Under the terms of our franchise agreement, we provide training, opening assistance and an operating manual, have the right to require franchisees source food items, equipment, supplies and certain services from approved suppliers, the right to approve any new menu items and make available to our franchisees information about new developments, techniques, and improvements in the areas of operations, management, and marketing. We also maintain a website for the benefit of ourselves and our franchisees. We have the right, but not the obligation, to establish, maintain, and administer a fund for the marketing of the “Pizza Fusion” brand and restaurants. If we establish a marketing fund, a franchisee is obligated to contribute an amount equal to 3% of its gross revenue for a local marketing fund plus an additional 2% of gross revenue if we establish a regional fund to cover a geographical area we have the right to designate. Further, franchisee’s are obligated to spend an amount equal to 3% of their gross revenues on their own local marketing. We have the right at any time prior to six months before the end of the term of any franchise agreement to inspect a franchised business and require the franchisee to maintain, refurbish, renovate, and upgrade (including purchasing one or more new delivery vehicles).

An area development agreement grants the developer exclusive right to open a specified number of restaurants in the development area within a specified time period or the agreements may be cancelled by us. Each location must be approved by us and will operate under a separate franchise agreement to be entered into upon selection of a location. A developer generally has a right to use the Pizza Fusion marks and grant sub-franchises within the development area. A developer is obligated to pay us an upfront fully earned fee upon execution of the agreement. We are obligated to provide initial training, on-going support and register the Pizza Fusion trademark in the development area. Furthermore, the developer is subject to certain non-solicitation and non-compete clauses during the term of the agreement and for a two year period after its expiration or termination. The area development agreements may not be assigned without our prior written consent, subject to certain limitations.

In January 2009, we entered into a ten year area development agreement with a third party to open a total of 10 Pizza Fusion locations in Saudi Arabia in return for a $250,000 development fee. Seven locations have been opened under the terms of this agreement.

In March 2011, we entered into a restaurant development agreement with a third party to open a total of 38 Pizza Fusion locations by 2019 in the countries of Algeria, Bahrain, Egypt, Jordan, Kuwait, Lebanon, Morocco, Oman, Qatar, Tunisia and the United Arab Emirates. Two locations have been opened under the terms of this agreement and we have agreed to defer the development schedule under this agreement indefinitely. This development agreement expires on December 31, 2023.

During the preceding three years, the number of operating franchised restaurants has fluctuated from 11 restaurants in 2013 to a low of seven as of September 30, 2015. There are currently 15 operating Pizza Fusion franchises. As with any franchise system, the number of operating franchises fluctuates over time, and a reduction in the number of franchises may be due to factors outside of the franchisor’s control. Several Pizza Fusion franchises that were in developing markets in 2008 were forced to cease operations due to the worldwide economic downturn. We also terminated or severed ties with certain franchises due to their non-compliance with our standards so as to negatively affect the image of our brand. Given the early stage of our development and our limited resources, we were not in a position to assume operations of these franchised locations pending identification of replacement operators. We will likely continue to experience fluctuations in the number of franchisees for these and other reasons.

The natural and organic food industry has grown significantly since we created the concept in 2006. A majority of the products needed to provide natural and organic offerings are readily available through national distribution partners as well as regional and local distribution sources. Fluctuations in commodity costs are expected, are present in all restaurant concepts, and are not unique to operators of natural and organic restaurant concepts. We endeavor to monitor the market pricing of our major commodity items, such as tomatoes, cheese and flour, and seek to secure long-term contracts based on futures pricing. Notwithstanding these efforts, fluctuations in commodity prices, particularly when prices increase precipitously, could adversely affect the operations of our franchisees.

Research and Development

We do not engage in any material research and development activities. However, we do engage in ongoing studies to assist with food and menu development. Additionally, we conduct consumer research to determine customers’ preferences, trends, and opinions, as well as to better understand other competitive brands.

Government Regulation

We and our franchisees are subject to various federal, state and local laws affecting our business.

Franchise Regulations

We are subject to a variety of federal, state, and international laws governing franchise sales and the franchise relationship. In general, these laws and regulations impose certain disclosure and registration requirements prior to the offer and sale of franchises. Rulings of several state and federal courts and existing or proposed federal and state laws demonstrate a trend toward increased protection of the rights and interests of franchisees against franchisors. Such decisions and laws may limit the ability of franchisors to enforce certain provisions of franchise agreements or to alter or terminate franchise agreements. Due to the scope of our business and the complexity of franchise regulations, we may encounter minor compliance issues from time to time. We do not believe, however, that any of these issues will have a material adverse effect on our business.

Regulations Affecting the Restaurant Industry

Each of our franchisees’ restaurants must comply with licensing requirements and regulations by a number of governmental authorities, which include health, safety and fire agencies in the state or municipality in which the restaurant is located. The development and operation of restaurants depends on selecting and acquiring suitable sites, which are subject to zoning, land use, environmental, alcoholic beverage control, traffic and other regulations. We have not encountered significant difficulties or failures in obtaining the required licenses or approvals that could delay the opening of a new restaurant or the operation of an existing restaurant nor do we presently anticipate the occurrence of any such difficulties in the future.

Our franchisees are also subject to the Fair Labor Standards Act of 1938, as amended, and various other laws in the United States governing such matters as minimum-wage requirements, overtime, tip credits, other working conditions, safety standards, and hiring and employment practices. Any increases in labor costs might result in our franchisees inadequately staffing stores. Such increases in labor costs and other changes in labor laws could affect store performance and quality of service, decrease royalty revenues and adversely affect our brand.

Our franchisees’ facilities must comply with the applicable requirements of the Americans with Disabilities Act of 1990 (the “ADA”) and related state accessibility statutes. Under the ADA and related state laws, our franchisees must provide equivalent service to disabled persons and make reasonable accommodation for their employment, and when constructing or undertaking significant remodeling of restaurants, those facilities must be accessible.

Our franchisees are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. Our franchisees are or may become subject to laws and regulations requiring disclosure of calorie, fat, trans fat, salt and allergen content. The Patient Protection and Affordable Care Act (the “Affordable Care Act”) requires restaurants, such as our franchisees, to disclose calorie information on their menus. The Food and Drug Administration has proposed rules to implement this provision of the Affordable Care Act that would require restaurants to post the number of calories for most items on menus or menu boards and to make available more detailed nutrition information upon request.

Our franchisees are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud. An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including social security numbers, financial information (including credit card numbers), and health information.

Competition

We believe that our direct competitors, pizza restaurants using natural and organic ingredients, constitute a small minority of operators within the pizza industry. We consider anyone in the fast-casual pizza space as competition and consider operators such as Blaze, Pie Five, Modmarket and Zpizza as our direct competitors within the natural and organic market.

In addition, the restaurant industry generally is intensely competitive with respect to the type and quality of food, price, service, restaurant location, personnel, brand, attractiveness of facilities, and effectiveness of advertising and marketing. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and consumers’ discretionary purchasing power. Our franchisees compete within each market with national and regional chains and locally-owned restaurants for guests, management and hourly personnel and suitable real estate sites. We and our franchisees also face growing competition from the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. In addition, improving product offerings at fast casual restaurants and quick-service restaurants, together with negative economic conditions, could cause consumers to choose less expensive alternatives. We expect intense competition to continue in all of these areas.

Seasonality

We expect that our sales volumes will fluctuate seasonally. We expect that our average sales will be highest in the spring and winter, followed by the summer, and lowest in the fall, and that holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Trademarks and Service Marks

We own the service marks for “Pizza Fusion” and “Pizza Fusion Fresh, Organic Earth Friendly”. These service marks are registered in the United States. We granted our area franchisee in the Middle East the right to register the Pizza Fusion trademark for the term of its franchise agreement with us in certain countries in the Middle East where the franchisee has the right to open Pizza Fusion restaurants. We expect that the service marks and trademarks related to our restaurant businesses will have significant value and be important to our marketing efforts. Registration of the Pizza Fusion and Pizza Fusion Fresh, Organic Earth Friendly service marks expire in our 2018 and 2019 fiscal years, respectively, unless renewed. We expect to renew these registrations at the appropriate time.

Employees

As of December 24, 2015, we had four full-time employees. None of our employees is represented by a collective bargaining agreement and we consider our relations with our employees to be good.

Former Business Operations and Corporate Information

We were incorporated in Nevada on April 5, 2005 under the name Tomi Holdings, Inc. In October 2005, we changed our name to InfraBlue (US), Inc., and in October 2007, we changed our name to NextGen Bioscience, Inc. In December 2008, we changed our name to Kalahari Greentech, Inc. In May 2015, we changed our name to PF Hospitality Group, Inc. Our principal executive offices are located at 399 NW 2nd Avenue, Suite 216, Boca Raton, Florida 33432. Our telephone number is (561) 939-2520 and our fiscal year end is September 30. Prior to our merger with PF Hospitality Group discussed below, we were a U.S.-based exploration company with a primary focus on projects with prior exploration and production history.

Effective July 1, 2015, we merged with Pizza Fusion Holdings, Inc. (“Pizza Fusion”), a franchisor of organic fare pizza restaurants. As a result of the merger, PF Hospitality Group has become a franchisor of pizza restaurants specializing in organic fare free of artificial additives, such as preservatives, growth hormones, pesticides, nitrates and trans fats. Pursuant to the terms of the May 26, 2015 merger agreement, we acquired 100% of the Pizza Fusion common shares and warrants in exchange for 17,117,268 shares of our common stock and warrants to purchase an aggregate of 11,411,512 shares of our common stock at $0.25 per share for a period of three years. In addition, the Company issued an aggregate of 2,385,730 warrants to acquire the Company’s common stock at $0.25 per share for a period of three years in exchange for previously issued and outstanding warrants to purchase Pizza Fusion Holdings, Inc. common stock. Also, Pizza Fusion’s founders, Vaughan Dugan and Randy Romano, each purchased 21,441,366 shares of our common stock and 1,000,000 shares of our Series A preferred stock at a price of $.0001 per share. The shares are restricted and subject to the conditions set forth in Rule 144. Holders of convertible debt in the original principal amount of $65,600 agreed as part of the merger to limit the number of shares issuable upon conversion of to such debt to 40,000,000 shares of our common stock. Upon completion of the merger, Vaughan Dugan was appointed as our Chief Executive Officer and Randy Romano was appointed as President. Messrs. Dugan and Romano were also appointed to the Company’s board of directors. David Kugelman resigned from his position as Chief Executive Officer and Director.

Financings

Under the terms of the securities purchase agreement dated July 27, 2015, we issued and sold a $1,333,334 principal amount of convertible debentures due July 27, 2020 for a price of $1,200,000. Proceeds from this debenture will be paid to the company as follows: $140,000 upon signing with the balance payable in five consecutive monthly installments of $212,000 commencing on September 1, 2015. The company agreed to pay interest for the first 12 months at the rate of 10% per annum on the amounts advanced payable in cash in six equal tranches, the first of which is due on date the company closed on the financing and remainder will be due on each of the first five monthly anniversaries of such date.

Under the terms of a Registration Rights Agreement entered into as part of the offering, the company agreed to file a registration statement with the Securities and Exchange Commission within 60 days of the closing date covering the public resale of the shares of common stock underlying the debentures, and to use its best efforts to cause the registration statement to be declared effective within 180 days from the closing date. Should the number of shares of common stock the company is permitted to include in the initial registration statement be limited pursuant to Rule 415 of the Securities Act of 1933, the company further agreed to file additional registration statements with the SEC to register any remaining shares. We will pay all costs associated with the registration statements, other than underwriting commissions and discounts. The parties to the Registration Rights Agreement have agreed to defer the Company’s obligation to file a registration statement until further notice by the holders of the convertible debt.

The terms of the Securities Purchase Agreement contain certain negative covenants by the company, unless consent of purchasers holding at least 75% of the aggregate principal amount of the outstanding debentures, including prohibitions on: incurrence of certain indebtedness and liens, amendment to our articles of incorporation or bylaws, repayment or repurchase of the company’s common stock or debts, sell substantially all of its assets or merger with another entity, pay cash dividends or enter into any related party transactions. We granted investors certain pro-rata rights of first refusal on future offerings by the company for as long as the investor(s) beneficially own any of the debentures.

The debentures are convertible into shares of the company’s common stock at a conversion price equal to 65% of the lowest traded price of its common stock for the twenty trading days prior to each conversion date subject to adjustment. The conversion price of the debentures is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. In addition, the conversion price is subject to adjustment if the company issues or sells shares of its common stock for a consideration per share less than the conversion price then in effect, or issue options, warrants or other securities convertible or exchange for shares of its common stock at a conversion or exercise price less than the conversion price of the debentures then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable. The debentures shares are not convertible to the extent that (a) the number of shares of the company’s common stock beneficially owned by the holder and (b) the number of shares of the company’s common stock issuable upon the conversion of the debentures or otherwise would result in the beneficial ownership by holder of more than 4.99% of the company’s then outstanding common stock. This ownership limitation can be increased or decreased to any percentage not exceeding 9.99% by the holder upon 61 days’ notice to the company.

Emerging Growth Company and Smaller Reporting Company Status

Emerging Growth Company

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, and delay compliance with new or revised accounting standards until those standards are applicable to private companies. We have elected to take advantage of the benefits of this extended transition period.

We could be an emerging growth company until the last day of the first fiscal year following the fifth anniversary of our first common equity offering, although circumstances could cause us to lose that status earlier if our annual revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in any three-year period or if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.

Smaller Reporting Company

We also qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $75 million. To the extent that we remain a smaller reporting company at such time as are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings, some of which are similar to those of an emerging growth company, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

ITEM 1A. RISK FACTORS

The risk factors in this section describe the material risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this annual report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Risks Related to Our Business and Our Industry

Not applicable for a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of September 30, 2015, we do not own any real property. We lease office space of approximately 1,950 square feet in Boca Raton, Florida pursuant to a lease that expires on July 31, 2016. We pay base rent of $2,200 per month plus fixed additional charges of $1,200 per month for real estate taxes, insurance, common area expenses and rental taxes. Rent is subject to increases of 5% each year.

We believe our current space is adequate for our operations at this time.

ITEM 3. LEGAL PROCEEDINGS

Occasionally, we may be involved in litigation matters relating to claims arising from the ordinary course of business. We do not believe that there are any claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on our business, results of operations and financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on OTC Market Group, Inc.’s OTC Pink tier under the symbol, “PFHS.” The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information.

The following table sets forth the range of high and low closing bid quotations for our common stock for each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of May 26, 2015, we effected a 2,000-for-1 stock split. All prices in the following table reflect post-split prices.

Fiscal Year Ended September 30, 2014

	High	Low
Fiscal Quarter Ended:
December 31, 2013	$5.40	$1.20
March 31, 2014	$3.00	$1.40
June 30, 2014	$2.00	$1.60
September 30, 2014	$3.40	$1.60

Fiscal Year Ended September 30, 2015

	High	Low
Fiscal Quarter Ended:
December 31, 2014	$2.80	$1.80
March 31, 2015	$2.60	$1.80
June 30, 2015	$3.00	$0.80
September 30, 2015	$2.40	$1.00

On December 24, 2015, the closing price for our common stock on the OTC Markets was $3.80 per share.

Until recently, the volume of shares traded on the OTC Markets was insignificant and therefore, historic prices may not represent a reliable indication of the fair market value of these shares.

Holders of Common Stock

As of December 24, 2015, there were 450 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

We have no securities authorized for issuance under equity compensation plans.

Dividends

We have never declared or paid dividends on our common stock. Moreover, we currently intend to retain any future earnings for use in our business and, therefore, do not anticipate paying any dividends on our common stock in the foreseeable future.

Set forth below is information regarding securities sold by us within the past three years that were not registered under the Securities Act.

Date	Name of Person or Entity	Nature of Each Offering	Jurisdiction	Number of shares offered	Number of Shares sold		Price at which Shares Were Offered / Amount Paid to the Issuer	Trading Status of the Shares	Legend
10/29/13	Atlanta Capital Partners, LLC (1)	Section 4(a)(2) Exemption	GA	6,200,000	6,200,000		None – the Company issued securitiess for payment of debts	Restricted	Yes

10/29/13	South American Gold Corp.	Section 4(a)(2) Exemption	NV	11,875,000	11,875,000	(2)	Mining leases acquired

(1)	Atlanta Capital Partner, LLC is beneficially owned by: David Kugelman.

(2)	6,75,000 shares were returned to treasury in August 2014 by South American on termination of purchase agreement for acquisition of GB-2 Claims in AZ.

In addition, effective July 1, 2015, we merged with Pizza Fusion. Under the terms of the merger with Pizza Fusion, we issued 17,117,268 shares of our common stock (after giving effect to the reverse stock split) for 100% of Our common shares and a warrant to purchase an aggregate of 11,411,512 share s of our common stock at $0.25 per share for a period of three years. In addition, the Pizza Fusion founders agreed to purchase an aggregate of 42,882,732 shares of our common stock and 2,000,000 shares of our Series A preferred stock at a price of $0.0001 per share. On August 25, 2015 the holders of an aggregate of $65,500 of the Company’s convertible debt plus accrued interest of $24,763.69 agreed to limit the number of shares issuable upon conversion of such debt to 40,000,000 shares of the Company’s common stock. The common stock to be issued in connection with this conversion will be issued in reliance upon the exemption from securities registration afforded by the provisions of Section 3(a)(9) of the Securities Act.

The shares of Common Stock issued in connection with our acquisition of Pizza Fusion were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

On July 27, 2015, we entered into a securities purchase agreement pursuant to which it issued and sold $1,333,334 principal amount of convertible debentures due July 27, 2020 for a price of $1,200,000. Proceeds from this debenture will be paid to us as follows: $140,000 upon signing with the balance payable in five consecutive monthly installments of $212,000 commencing on September 1, 2015. We agreed to pay interest for the first 12 months at the rate of 10% per annum on the amounts advanced payable in cash in six equal tranches, the first of which is due on the date we closed on the financing and remainder will be due on each of the first five monthly anniversaries of such date.

Under the terms of a Registration Rights Agreement entered into as part of the offering, we agreed to file a registration statement with the Securities and Exchange Commission within 60 days of the closing date covering the public resale of the shares of common stock underlying the debentures, and to use its best efforts to cause the registration statement to be declared effective within 180 days from the closing date. Should the number of shares of our common stock we are permitted to include in the initial registration statement be limited pursuant to Rule 415 of the Securities Act of 1933, we further agreed to file additional registration statements with the SEC to register any remaining shares. We will pay all costs associated with the registration statements, other than underwriting commissions and discounts.

The Securities Purchase Agreement contains certain negative covenants by us, unless consent of purchasers holding at least 75% of the aggregate principal amount of the outstanding debentures, including prohibitions on: incurrence of certain indebtedness and liens, amendment to our articles of incorporation or bylaws, repayment or repurchase of our common stock or debts, sale of substantially all of its assets or merger with another entity, payment of cash dividends or entry into any related party transactions. We granted investors certain pro-rata rights of first refusal on future offerings by us for as long as the investor(s) beneficially own any of the debentures.

The debentures are convertible into shares of our common stock at a conversion price equal to 65% of the lowest traded price of its common stock for the 20 trading days prior to each conversion date subject to adjustment. The conversion price of the debentures is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. In addition, the conversion price is subject to adjustment if PF Hospitality Group issues or sells shares of its common stock for a consideration per share less than the conversion price then in effect, or issue options, warrants or other securities convertible or exchange for shares of its common stock at a conversion or exercise price less than the conversion price of the debentures then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable. The debentures shares are not convertible to the extent that (a) the number of shares of our common stock beneficially owned by the holder and (b) the number of shares of our common stock issuable upon the conversion of the debentures or otherwise would result in the beneficial ownership by holder of more than 4.99% of our then outstanding common stock. This ownership limitation can be increased or decreased to any percentage not exceeding 9.99% by the holder upon 61 days’ notice to PF Hospitality Group.

The convertible debentures were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, and notes thereto, included elsewhere in this annual report on Form 10-K. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Fiscal Year Periods

We have defined various periods that are covered in this report as follows:

●	“fiscal 2014” — October 1, 2013 through September 30, 2014.

●	“fiscal 2015” — October 1, 2014 through September 30, 2015.

Overview

Effective July 1, 2015, we merged with Pizza Fusion, a franchisor of organic fare pizza restaurants. As a result of the merger, we have become a franchisor of pizza restaurants specializing in organic fare free of artificial additives, such as preservatives, growth hormones, pesticides, nitrates and trans fats. We are a management firm which creates, cultivates, and operates innovative and healthy lifestyle brand within the restaurant and retail industries. We focus on consumer food service concepts, with a specialization around franchised and multi-unit business models in the retail, fast-casual, and casual restaurant sectors. As the creator and current advisor organization of the all-natural and organic pizza franchise, Pizza Fusion, we have been on the cutting edge of innovative food service with an emphasis on sustainability and community impact since 2006. Currently with 6 locations in the United States, 7 Saudi Arabia, and 2 in the United Arab Emirates, we is now testing out new concepts it will develop and manage.

Recent Developments

Our newest concept, Shaker & Pie, is a new interactive restaurant concept combining wood-fired pizzas with healthy, hearty Italian-influenced street food. We expect Shaker & Pie will provide a lasting impression on the South Florida restaurant arena, where the flagship location is slated to open in the second fiscal quarter of 2016 in the Mizner Park area of affluent, Boca Raton, Florida. Boca Raton’s Mizner Park is a pioneering downtown mixed-use project that includes 236,000 square feet of retail space, 267,000 square feet of office space, luxury retail apartments, town homes and cultural arts space, as well as a 5,000-person-capacity open-air amphitheater and was named one of America’s Top Public Places in 2010 by the American Planning Association. In addition, Boca Raton has been rated among the best places to start a new restaurant by the personal finance website NerdWallet.com. We are in the final stages of entering into a joint venture with Sub-Culture Restaurant Group, an operator of similar restaurant concepts, for our initial Shaker & Pie location to utilize our executive management and marketing know-how and utilize our planned joint venture partner’s restaurant operating experience.

In addition, we are exploring ways to broaden our reach into the hospitality space, as we seek to add and develop brands from the natural and organic space into our current and planned locations, as we remain responsive to the changing demographics driven by millennials. As part of this effort, we granted Aramark Food and Support Services Group, Inc. (“Aramark”) the non-exclusive right to operate Pizza Fusion restaurants within Aramark’s U.S. network of colleges, universities, sports complexes, healthcare facilities and entertainment venues at locations to be agreed on by us and Aramark pursuant to a Test License Agreement. No locations to be operated under this agreement have been identified as of the date of this report.

In addition, we are expanding our presence in the health and fitness space following our acquisition of EXO:EXO, Inc., (“EXO”), a designer and producer of active wear brands offered in national fitness retailers in the U.S. We acquired EXO pursuant to the terms of a stock exchange agreement (the “Stock Exchange Agreement”) we entered into and closed on with EXO and Sloane McComb (EXO’s sole shareholder) on December 16, 2015. Pursuant to the Stock Exchange Agreement, we acquired all of the issued and outstanding shares of EXO common stock from Ms. McComb in exchange for (i) the issuance to Ms. McComb of 500,000 shares of our unregistered common stock, (ii) a payment of $25,000 to Ms. McComb, (iii) the payment of up to $20,000 to a third party for the payment of certain debts of EXO, and (iv) contingent consideration of up to 700,000 shares of our unregistered common stock in the following amounts upon attainment of EXO gross sales targets in any calendar year following the closing: 100,000 shares if EXO attains gross sales of at least $250,000 but less than $500,000, an additional 150,000 shares if EXO attains gross sales of at least $500,000 but less than $750,000, an additional 200,000 shares if EXO attains gross sales of at least $750,000 but less than $1,000,000 and an additional 250,000 shares if EXO attains gross sales of at least $1,000,000 (the “Contingent Consideration”). In order earn the Contingent Consideration, Ms. McComb must be employed by us for the full calendar year during which the annual performance target has been achieved unless such target has been met prior to her separation. In addition to the purchase price, we agreed to invest $50,000 into EXO for inventory, marketing and working capital purposes. Pursuant to the Stock Exchange Agreement, EXO will be a wholly owned subsidiary of the Company upon the closing of the Stock Exchange.

In connection with the closing under the Stock Exchange Agreement, EXO entered into an employment agreement with Ms. McComb, pursuant to which Ms. McComb has been engaged as the President of EXO for a term commencing on the closing and ending on December 21, 2019, subject to automatic extensions if neither party has given the other notice that it does not wish to extend the agreement. Ms. McComb will receive an initial salary based on an annual rate to $40,000 for the balance of 2015, $45,000 for 2016 and $50,000 for 2017, and will receive a quarterly bonus equal to 20% EXO’s EBITDA in the prior quarter, and other benefits as determined by the company’s board of directors.

We expect that this group will drive solid opportunities for expansion. We believe that leveraging our infrastructure and operations team will lead to potential acquisitions of undervalued brands in need of our managerial talent and cost control procedures.

Prior to the merger with Pizza Fusion, we were a U.S.-based exploration company with a primary focus on projects with prior exploration and production history, thereby lowering capital costs and exploration risks. Its mission was to build a fully-integrated gold, silver, and metals production company that incorporated exploration, development, acquisition, mining, ore processing and sales. It targeted historically proven and highly prospective properties in North and South America with an ultimate goal of bringing projects into production, entering into joint ventures, or a potential sale.

Accounting Treatment of the Merger

For financial reporting purposes, our merger with Pizza Fusion represents a “reverse merger” rather than a business combination and Pizza Fusion is deemed to be the accounting acquirer in the transaction. The merger is being accounted for as a reverse-merger and recapitalization effective as of July 1, 2015. Pizza Fusion is the acquirer for financial reporting purposes and PF Hospitality is the acquired company. Consequently, in reports we file with the SEC covering accounting periods after June 30, 2015, the assets and liabilities and the operations will reflect the historical financial statements prior to the merger will be those of Pizza Fusion and will be recorded at the historical cost basis of PF Hospitality, and the consolidated financial statements after completion of the merger will include the assets and liabilities of our company and Pizza Fusion, and the historical operations of Pizza Fusion and the combined operations with our company from the initial closing date under the merger agreement. Furthermore, since the merger occurred after the period ended June 30, 2015, the following discussion and analysis includes the financial results and operations of Pizza Fusion and PF Hospitality on consolidated basis for the periods ended September 30, 2015 and 2014.

Year Ended September 30, 2015 Compared to Year Ended September 30, 2014

Total Revenue. For fiscal 2015, total revenue decreased by $104,305 to $ 210,633 compared to $ 314,938 in the same period in fiscal 2014 as a result of a reduction in royalty income due to two units that left the franchise system as part of a settlement in fiscal 2014 and the absence of income we recognized in fiscal 2014 as part of that settlement. As a result of the reduction in franchised units, there were nine franchised restaurants operating in the United States at September 30, 201 4 and seven restaurants operating at September 30, 2015.

Total Operating Expenses. For fiscal 2015, total operating expenses increased 30.5% to $746,338 compared to $571,793 for same period in fiscal 2014. This increase was primarily due to an increase of $158,999 in selling, general and administrative expense due to our acquisition of Kalahari Greentech Inc., SEC reporting obligations and compliance with our SEC filing obligations and $15,546 in payroll expense.

Net Loss. As a result of the above, the net loss for fiscal 2015 increased $ 180,029, or 70.1%, to $ 436,884 compared to $ 256,855 in the same period in fiscal 2014.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements.

Year Ended September 30, 2015 Compared to Year Ended September 30, 2014

As of September 30, 2015, our working capital deficit amounted to $ 944,490, a reduction of $ 106,912 as compared to working capital deficit of $ 837,578 as of September 30, 2014. This decrease is primarily a result of a $ 294,403 increase in total current liabilities partially offset by a $176,988 increase in cash. Working capital at September 30, 2015 included primarily cash and cash equivalents of $ 272,785 and accounts payable and accrued liabilities of $ 920,826, advances of $205,861, convertible notes payable of $61,074 and $50,000 of notes payable.

Cash used in operating activities of $ 265,086 during fiscal 2015 was primarily attributable to a net loss of $ 436,884, an increase of $ 30,104 in litigation receivable, an increase of $10,503 in accounts receivable, partially offset by an increase in accounts payable and accrued liabilities, non-cash merger costs, depreciation and amortization of debt discount . The increase in the litigation receivable remitted from the settlement in February 2015 of a lawsuit against two former franchisees.

Cash used in investing activities was $20,914 during fiscal 2015, and principally related to design and related costs associated with a planned new restaurant.

Cash provided by financing activities of $ 462,988 during fiscal 2015 was attributable to proceeds from issuance of convertible notes, proceeds from advances, sale of common stock and series A preferred stock. Cash provided by financing activities of $149,361 during fiscal 2014 was attributable to proceeds from issuance of convertible notes, proceeds from advances and issuance of notes.

Capital Resources

We expect to incur a minimum of $1,555,000 in expenses during the next twelve months of operations as we launch our planned Shaker and Pie restaurant concept, acquisition of new restaurant concepts and manage our current franchise operations. We estimate that this will be comprised of approximately $1,055,000 towards leasehold improvements and launch costs. Additionally, approximately $500,000 will be needed for general overhead expenses such as for corporate legal and accounting fees, office overhead and general working capital. We have not determined the amount of funds needed to finance companies we are seeking to acquire. We plan to fund these costs from the proceeds of our $1.3 million principal amount convertible debentures and approximately $600,000 in capital contributions from our planned joint venture partner for the initial Shaker and Pie location. In the event we run into cost overruns or lower than anticipated revenues from the Shaker and Pie operation, we will have to raise the funds to pay for these expenses. We potentially will have to issue debt or equity, obtain capital from our joint venture partner or enter into a strategic arrangement with other third parties.

There can be no assurance that additional capital will be available to us. Other than our $1.3 million principal amount convertible debentures and our discussions with our proposed joint venture partner for the our initial Shaker and Pie location, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes that exceed our current working capital, the funding schedule in our $1.3 million principal amount convertible debentures and the funds from our planned joint venture partner will have a severe negative impact on our ability to remain a viable company.

Off-Balance Sheet Arrangements

As of September 30 , 2015, Pizza Fusion did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Going Concern Consideration

Pizza Fusion’s consolidated financial statements were prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Pizza Fusion has not yet established an ongoing source of revenues sufficient to cover its operating costs which raises substantial doubt regarding its ability to continue as a going concern. Pizza Fusion has incurred significant losses and, as of September 30, 2015, has an accumulated deficit of $ 10,862,378, total current assets of $ 293,271 and total stockholders’ deficit of $1,378,229. Our ability to continue as a going concern is dependent on our obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources for our capital needs by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and planned expansion and seeking equity and/or debt financing. However management cannot provide any assurances that we will be successful in accomplishing any of our plans.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Critical Accounting Policies

We have identified the following policies below as critical to its business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment. Property and equipment are stated at cost. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets. The useful lives of the Company’s property and equipment ranges from 5 to 7 years.

Concentrations of Risk. The Company’s bank accounts are held by insured institutions. The funds are insured up to $250,000. At September 30, 2015 and 2014, the Company’s bank deposits did not exceed the insured amounts.

Accounts Receivable. The Company’s accounts receivable are net of the allowance for estimated doubtful accounts of $-0- and $-0- as of September 30, 2015 and 2014, respectively. The allowance for doubtful accounts reflects managements’ best estimate of probable losses inherent in the accounts receivable balance.

Impairment of Long-Lived Assets. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Fair value of Financial Instruments. The fair value of cash and cash equivalents, royalties receivable, prepaid expenses and other assets, accounts payable and accrued liabilities, deferred income, approximates the carrying amount of these financial instruments due to their short-term nature. The fair value of long-term debt, which approximates its carrying value, is based on current rates at which we could borrow funds with similar remaining maturities.

Advertising Expense. In accordance with ASC 720, the Company expenses all costs of advertising as incurred which such amounts being immaterial.

Stock-based Compensation. The Company follows the provisions of ASC 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company uses the Black-Scholes pricing model for determining the fair value of stock-based compensation.

Income Revenue Recognition. In connection with its franchising operations, the Company receives initial franchise fees, area development fees, franchise deposits and royalties which are based on sales at franchised restaurants.

Franchise fees, which are typically received prior to completion of the revenue of the revenue recognition process, are deferred when received. Such fees are recognized as income when substantially all services to be performed by the Company and conditions related to the sale of the franchise have been performed or satisfied, which generally occurs when the franchised restaurant commences operations.

Development agreements require the developer to open a specified number of restaurants in the development area within a specified time period or the agreements may be cancelled by the Company. Fees from development agreements are deferred when received and recognized as income as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open.

Deferred franchise fees and development fees are classified as current or long term in the financial statements based on the projected opening date of the restaurants. Royalty fees, which are based upon a percentage of franchise sales, are made by the franchisee.

Taxes. The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Research and Development. Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred which such amounts being immaterial.

Recent Accounting Pronouncements

We implemented all new accounting standards that are in effect and that may impact its consolidated financial statements. We do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on the consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

As of September 30 , 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported, as of the year ended September 30, 2015, net losses of $ 436,884, accumulated deficit of $ 10,862,378 and total current liabilities in excess of current assets of $ 944,490.

The Company’ s revenue from operations is not sufficient to meet its working capital needs and will be dependent on funds raise d to satisfy its ongoing capital requirements for at least the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.

In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Revenue Recognition. The Company recognizes revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Revenue is generally recognized upon shipment.

Costs of Revenue. Cost of revenue includes raw materials, component parts, and shipping supplies. Shipping and handling costs are not a significant portion of the cost of revenue.

Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statements of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments. Our short-term financial instruments, including cash, other assets and accounts payable and accrued expenses consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of our notes and advances payable is based on management estimates and reasonably approximates their book value based on their current maturity.

Impairment of long lived assets. The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of is reported at the lower of the carrying amount or the fair value less costs to sell.

Net Loss per Common Share. The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Both of which are adjusted to give effect to the 2,000-for-1 reverse stock split, which was effected on May 26, 2015 (see Note 5). There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive for the three and Year Ended September 30, 2015 and 2014. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes. Fully diluted shares for the three months ended September 30, 2015 and 2014 were 179,852 and 183,289, respectively; and 179,852 and 182,739 for fiscal 2015 and 2014, respectively.

Income Taxes. Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company’s historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at September 30, 2015 and 2014 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended September 30, 2015 and 2014 related to losses incurred during such periods.

Research and Development. The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For fiscal 2015 and 2014, the Company’s expenditures on research and product development were immaterial.

Share-Based Compensation. The Company follows the fair value recognition provisions of Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) using the modified-prospective transition method. Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

The Company measures the fair value of the share-based compensation issued to non-employees using the stock price observed in the arms-length private placement transaction nearest the measurement date (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2015-3 entitled “Simplifying the Presentation of Debt Issuance Costs.” The new guidance specifies that debt issuance costs under the new standard are to be netted against the carrying value of the financial liability. Under current guidance, debt issuance costs are recognized as a deferred charge and reported as a separate asset on the balance sheet. The new guidance aligns the treatment of debt issuance costs and debt discounts in that both reduce the carrying value of the liability. It is important to note that neither the recognition nor measurement of debt issuance costs is changed as a result of the ASU. Amortization of debt issuance costs is to be recorded as interest expense on the income statement.

The effective date of the new guidance is for fiscal years beginning after December 15, 2015, for public business entities and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued previously. We do not believe the effect of the adoption of this standard to have a material impact on our consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-19 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and President who acts as our chief financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and President evaluated the effectiveness of disclosure controls and procedures as of September 30, 2015 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and President concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for the preparation of our consolidated financial statements and related information. Management uses its best judgment to ensure that the consolidated financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934, as amended. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and President, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting were not effective as of September 30, 2015 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2015:

●	Material Weakness – The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

●	Significant Deficiencies – Inadequate segregation of duties.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Chief Executive Officer and President, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Members of our Board of Directors are elected by the stockholders to a term of one year and serve until their successors are elected and qualified. Our officers are appointed by our Board to a term of one year and serve until their successors are duly appointed and qualified, or until the officer is removed from office. Our Board has no nominating, audit or compensation committees.

Set forth below is certain information regarding our directors and executive officers.

Name	Age	Position
Vaughan Dugan	42	Chief Executive Officer and Director
Randy Romano	57	President, Chief Financial and Accounting Officer and Director

Vaughan Dugan. Mr. Dugan has served as our Chief Executive Officer and as a member of our board of directors since July 2015. From 2006 to 2015, Mr. Dugan was the Chief Executive Officer and founder of Pizza Fusion, a franchisor of fast casual restaurants which offers a healthy alternative to traditional pizza restaurants. Mr. Dugan currently serves as the vice chairman on the Florida Atlantic University College of Education Advisory Board. He has also served as vice-chairman of the City of Boca Raton’s Green Living Advisory Board since 2011.

Randy Romano. Mr. Romano has served as our President, Chief Financial and Accounting Officer and as a member of our board of directors since July 2015. From 2006 to 2015, Mr. Romano was the President/Founder of Pizza Fusion. Mr. Romano has extensive experience in the fields of franchise development, franchise operations and franchise training. His 30 year plus franchise experience includes serving as the president/founder of a retail franchise (Treasure Cache) with over 25 locations nationwide, and president/founder of a service franchise (American College Planning Service) that franchised its college planning centers throughout the United States servicing over 10,000 families annually.

There are no family relationships between any of the executive officers and directors.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employees or control persons has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Our board of directors has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our board. Because we do not have any independent directors, our board believes that the establishment of committees of our board would not provide any benefits to our company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our board will participate in the consideration of director nominees.

As with most small, early stage companies until such time as we further develop our business, achieve a stronger revenue base and have sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our board to include one or more independent directors, we intend to establish an audit committee of our board of directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our board.

Code of Ethics

We expect that we will adopt a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Once adopted, we will make the code of business conduct and ethics available on our website at www.pfhospitalitygroup.com. We intend to post any amendments to the code, or any waivers of its requirements, on our website.

Board Structure

Our Board has not chosen to separate the positions of Chief Executive Officer and Chairman of the Board in recognition of the fact that our operations are sufficiently limited that such separation would not serve any useful purpose.

Role of Board in Risk Oversight Process

Management is responsible for the day-to-day management of risk and for identifying our risk exposures and communicating such exposures to our board. Our board is responsible for designing, implementing and overseeing our risk management processes. The board does not have a standing risk management committee, but administers this function directly through the board as a whole. The whole board considers strategic risks and opportunities and receives reports from its officers regarding risk oversight in their areas of responsibility as necessary. We believe our board’s leadership structure facilitates the division of risk management oversight responsibilities and enhances the board’s efficiency in fulfilling its oversight function with respect to different areas of our business risks and our risk mitigation practices.

Communications with the Board of Directors

Stockholders with questions about the Company are encouraged to contact the Company by sending communications to the attention of the Chief Executive Officer at 399 NW 2nd Avenue, Suite 216, Boca Raton, FL 33432. If stockholders feel that their questions have not been sufficiently addressed through communications with the Chief Executive Officer, they may communicate with the Board of Directors by sending their communications to the Board of Directors, c/o the Chief Executive Officer at the same address.

Director Compensation

Historically, our non-employee directors have not received compensation for their service outside the compensation set forth in the Summary Compensation Table below, but we may compensate our directors for their service in the future. We reimburse our non-employee directors for reasonable travel expenses incurred in attending board and committee meetings. We also intend to allow our non-employee directors to participate in any equity compensation plans that we adopt in the future.

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the quarter ended September 30, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual serving in a similar capacity,

●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at September 30, 201 5 whose compensation exceed $100,000 , and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at September 30, 201 5 .

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2015 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Vaughan Dugan(1)	9/30/2015	150,000		-	-	-	-	80.000
Randy Romano(1)	9/30/2015	150,000		-	-	-	-	80.000
David Kugelman, former Chief Executive Officer (1)	9/30/2015	-
	9/30/2014	$54,000	(2)	-	-	-	-	$54,000

(1)	Effective July 1, 2015, in connection with our merger with Pizza Fusion, Mr. Kugelman resigned as our Chief Executive Officer. Effective July 1, 2015, Mr. Dugan was appointed as our Chief Executive Officer and a Director and Mr. Romano was appointed as our President and a Director.

(2)	Reflects amount of accrued salary included in the table above.

Executive Employment Agreements

Vaughan Dugan

On June 1, 2013, Pizza Fusion entered into an employment agreement with Mr. Dugan to serve as its Chief Executive Officer for a term that expires on May 30, 2020. The agreement provides for a base annual salary of $150,000 subject to a minimum increase at an annual compound rate of 5% and may be adjusted by the Company’s board of directors from time-to-time in its discretion but in no event shall the base salary be reduced below $150,000 plus annual increases without the Executive’s prior consent. In addition, Mr. Dugan is eligible for the same perquisites and benefits as are made available to other senior executive employees of the Company, as well as such other perquisites or benefits as may be specified from time to time by the Company including an automobile allowance, health insurance and a mobile telephone. Mr. Dugan is also eligible for an annual cash and equity bonus based on Company’s achievement of financial and other goals approved by its board of directors. As of the date of this report, the Board has not established any financial goals for purposes of determining bonuses.

If Mr. Dugan’s employment is terminated by us, with or without cause, or he resigns for any reason, he is entitled to be paid his compensation through the end of the remaining term, but in no event less than one year plus a pro-rata portion of any bonus awarded. During the term of his employment and for a period of one year thereafter, Mr. Dugan agreed to refrain from soliciting significant employees of the company or its franchisees. In addition, Mr. Dugan agreed to keep certain information of the Company confidential.

Randy Romano

On June 1, 2013, Pizza Fusion entered into an employment agreement with Mr. Romano to serve as its President for a term that expires on May 30, 2020. The agreement provides for a base annual salary of $150,000 subject to a minimum increase at an annual compound rate of 5% and may be adjusted by the Company’s board of directors from time-to-time in its discretion but in no event shall the base salary be reduced below $150,000 plus annual increases without the Executive’s prior consent. In addition, Mr. Romano is eligible for the same perquisites and benefits as are made available to other senior executive employees of the Company, as well as such other perquisites or benefits as may be specified from time to time by the Company including an automobile allowance, health insurance and a mobile telephone. Mr. Romano is also eligible for an annual cash and equity bonus based on Company’s achievement of financial and other goals approved by its board of directors. As of the date of this report, the Board has not established any financial goals for purposes of determining bonuses.

If Mr. Romano’s employment is terminated by us, with or without cause, or he resigns for any reason, he is entitled to be paid his compensation through the end of the remaining term, but in no event less than one year plus a pro-rata portion of any bonus awarded. During the term of his employment and for a period of one year thereafter, Mr. Romano agreed to refrain from soliciting significant employees of the company or its franchisees. In addition, Mr. Romano agreed to keep certain information of the Company confidential.

Outstanding Equity Awards At Fiscal Year End

None.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of our Board of Directors. The Board as a whole determines executive compensation.

Director Independence

Our Board of Directors is currently composed of two members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At December 24, 2015, we had 78,420,404 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of December 24, 2015 for:

●	each of our named executive officers,

●	each of our directors,

●	all of our directors and executive officers as a group, and

●	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock

Information on beneficial ownership of securities is based upon a record list of our stockholder and we have determined beneficial owner’s percentage ownership by assuming that warrants that are held by the beneficial owner, but not those held by any other person, and which are exercisable within 60 days of the date set forth above have been exercised or converted. Furthermore, the number of shares outstanding does not give effect to the issuance of (a) approximately 37,597,538 shares of our common stock issuable upon conversion of our convertible debt and (b) 13,797,242 shares of common stock issuable upon exercise of warrants at $0.25 per share (exclusive of those warrants held by the persons listed in the tables below). We believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.

Unless otherwise indicated, the business address of each person listed is in care of PF Hospitality Group, Inc., 399 NW 2nd Avenue, Suite 216, Boca Raton, Florida 33432.

Series A Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)	Percent of Vote(2)

Vaughan Dugan	1,000,000	50.0%	47.8%

Randy Romano	1,000,000	50.0%	47.8%

(1) Calculated on the basis of 2,000,000 issued and outstanding Series A preferred shares as of December 24, 2015. Holders of our Series A preferred stock are entitled to 125 votes per share.

(2) Gives effect to the beneficial ownership of common stock (see table below) and Series A preferred stock.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class		Percent of Vote(1)

Vaughan Dugan	26,383,033	31.8	%(2)	45.5%
Randy Romano	26,813,032	32.4	%(3)	45.6%
All directors and executive officers as a group (2 persons)	53,021,699	64.2%		91.1%

PF Program Partnership LP	5157,192	6.6%		2.5%

(1) Gives effect to the beneficial ownership of common stock and Series A preferred stock (see preceding table).

(2) Includes 24,000,000 shares owned directly, 87,183 shares owned by each of Mr. Dugan’s wife and son, 2,108,667 shares of common stock issuable upon exercise of warrants exercisable at $0.25 per share which expire in June 2018 and 100,000 shares of common stock issuable upon exercise of warrants exercisable at $2.00 per share which expire in June 2018.

(3) Includes 24,604,365 shares owned directly, 2,108,667 shares of common stock issuable upon exercise of warrants exercisable at $0.25 per share which expire in June 2018 and 100,000 shares of common stock issuable upon exercise of warrants exercisable at $2.00 per share which expire in June 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Effective July 1, 2015, we merged with Pizza Fusion. Under the terms of the merger with Pizza Fusion, we issued 17,117,268 shares of our common stock (after giving effect to the reverse stock split) for 100% of our common shares and equivalents, and a warrant to purchase an aggregate of 11,411,512 shares of common stock, exercisable at $0.25 per share for a period of three years. Vaughan Dugan, who became our Chief Executive Officer and a Director at the closing of the merger, and Randy Roman, who became our President and a Director at the closing of the merger, each received 3,162,999 shares of common stock, warrants to purchase 2,108,667 shares of common stock in the merger at $0.25 per share and 100,000 shares of common stock at $2.00 per share, all of which expire in June 2018. In addition, Messrs. Dugan and Romano each purchased 21,441,366 shares of our common stock and 1,000,000 shares of our Series A preferred stock, at a price of $0.0001 per share.

Policy Regarding Transactions with Related Persons

We do not have a formal, written policy for the review, approval or ratification of transactions between us and any director or executive officer, nominee for director, 5% stockholder or member of the immediate family of any such person that are required to be disclosed under Item 404(a) of Regulation S-K. However, our policy is that any activities, investments or associations of a director or officer that create, or would appear to create, a conflict between the personal interests of such person and our interests must be assessed by our Chief Executive Officer and must be at arms’ length.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by KLJ & Associates, LLP for the fiscal years ended September 30, 2015 and 2014.

	2015	2014
Audit Fees	$15,500	$14,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$15,500	$14,500

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 through F-19.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

(3) Exhibits.

Exhibit Number	Description

2.1	Merger Agreement among PF Hospitality Group, Inc. (f/k/a Kalahari Greentech, Inc.), Pizza Fusion Acquisition Subsidiary, Inc. and Pizza Fusion Holdings, Inc. dated as of May 26, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Form 10 as filed with the SEC on October 13, 2015).

3.1	Amended and Restated Articles of Incorporation filed on May 29, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10 as filed with the SEC on October 13, 2015).

3.2	Bylaws dated as of April 5, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 as filed with the SEC on October 13, 2015).

10.1	Form of Franchise Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 as filed with the SEC on October 13, 2015).

10.2+	Employment Agreement between Pizza Fusion Holdings, Inc. and Vaughan Dugan dated as of June 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10 as filed with the SEC on October 13, 2015).

10.3+	Employment Agreement between Pizza Fusion Holdings, Inc. and Randy Romano dated as of June 1, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10 as filed with the SEC on October 13, 2015).

10.4	Standard Office Lease between Investments Limited and Pizza Fusion Holdings, Inc. dated July 24, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10 as filed with the SEC on October 13, 2015).

10.5	Stock Exchange Agreement by and PF Hospitality Group, Inc., EXO:EXO, Inc. and Sloane McComb, dated December 16, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on December 22, 2015).

10.6	Form of Convertible Debenture of PF Hospitality Group, Inc. (incorporated by reference to Exhibit10.6 to the Company’s Form 10/A (Amendment No. 2) as filed with the SEC on January 5, 2016).

21.1*	Subsidiaries of PF Hospitality Group, Inc.

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PF HOSPITALITY GROUP, INC.

Date: January 13, 2016	By:	/s/ Vaughan Dugan
Vaughan Dugan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vaughan Dugan	Chief Executive Officer and Director	January 13, 2016
Vaughan Dugan	(principal executive officer)

/s/ Randy Romano	President and Director	January 13, 2016
Randy Romano	(principal financial and accounting officer)

PF HOSPITALITY GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PF Hospitality Group, Inc.

We have audited the accompanying consolidated balance sheets of PF Hospitality Group, Inc. as of September 30, 2015 and 2014, and the related consolidated statements of income, stockholders’ deficit, and cash flows for the years ended September 30, 2015 and 2014. PF Hospitality Group, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PF Hospitality Group, Inc. as of September 30, 2015 and 2014 and the results of its operations and its cash flows for the years ended September 30, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP
Edina, MN
December 1, 2015

5201 Eden Avenue

Suite 300

Edina, MN 55436

630.277.2330

PF HOSPITALITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2015 AND 2014

	2015	2014
ASSETS
Current assets:
Cash	$272,785	$95,797
Royalties receivable	15,383	4,880
Prepaid and other current assets	5,103	5,103
Total current assets	293,271	105,780

Property and equipment, net	34,626	24,188

Other assets:
Intangible assets, net	116,990	122,870
Receivable from litigation settlement	30,104	-
Deposits	4,834	4,834
Total other assets	151,928	127,704

Total assets	$479,825	$257,672

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$920,826	$781,102
Advances	205,861	99,361
Note payable	50,000	50,000
Deferred revenue, current portion	-	12,895
Convertible notes payable, current portion	61,074	-
Total current liabilities	1,237,761	943,358

Long term debt:
Convertible notes payable, long term portion	166,083	-
Deferred revenue, long term portion	404,210	404,210
Customer deposits	50,000	50,000
Total long term debt	620,293	454,210

Total liabilities	1,858,054	1,397,568

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 and 5,000,000 shares authorized as of September 30, 2015 and 2014, respectively
Series A Preferred Stock, $0.0001 par value; 2,000,000 and -0- shares designated, 2,000,000 and -0- shares issued and outstanding as of September 30, 2015 and 2014, respectively	200	-
Common stock, $0.0001 par value; 500,000,000 and 2,000,000,000 shares authorized, 63,044,404 and 17,117,268 shares issued and outstanding as of September 30, 2015 and 2014, respectively	6,304	1,712
Additional paid in capital	9,477,645	9,283,886
Deficit	(10,862,378)	(10,425,494)
Total stockholders’ deficit	(1,378,229)	(1,139,896)

Total liabilities and stockholders’ deficit	$479,825	$257,672

The accompanying notes are an integral part of these financial statements

PF HOSPITALITY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2015	2014
Revenues:
Royalty income	$195,238	$299,543
Franchise fees	15,395	15,395
Total revenues	210,633	314,938

Operating expenses:
Payroll expenses	390,538	374,992
Selling, general and administrative expenses	339,444	180,445
Depreciation and amortization	16,356	16,356
Total operating expenses	746,338	571,793

Net loss from operations	(535,705)	(256,855)

Other income (expense):
Litigation settlement	102,500	-
Other income	1,942	-
Interest expense	(5,621)	-
Total other income (expense):	98,821	-

Net loss before income tax provision	(436,884)	(256,855)

Provision for income taxes	-	-

NET LOSS	$(436,884)	$(256,855)

Net loss per common share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	26,893,716	17,117,268

The accompanying notes are an integral part of these financial statements

PF HOSPITALITY GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

TWO YEARS ENDED SEPTEMBER 30, 2015

	Series A Preferred stock		Common stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2013	-	$-	17,117,268	$1,712	$9,283,886	$(10,168,639)	$(883,041)
Net loss	-	-	-	-	-	(256,855)	(256,855)
Balance, September 30, 2014	-	-	17,117,268	1,712	9,283,886	(10,425,494)	(1,139,896)
Effect of merger with PF Hospitality Group, Inc (formerly known as Kalahari Greentech, Inc.)	-	-	100,404	10	(10)	-	-
Sale of Series A preferred stock	2,000,000	200	-	-	-	-	200
Sale of common stock	-	-	42,882,732	4,288	-	-	4,288
Common stock issued upon settlement of convertible notes	-	-	2,944,000	294	4,232	-	4,526
Beneficial conversion feature related to convertible notes	-	-	-	-	189,537	-	189,537
Net loss	-	-	-	-	-	(436,884)	(436,884)
Balance, September 30, 2015	2,000,000	$200	63,044,404	$6,304	$9,477,645	$(10,862,378)	$(1,378,229)

The accompanying notes are an integral part of these financial statements

PF HOSPITALITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(436,884)	$(256,855)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	16,356	16,356
Amortization of debt discount	3,621	-
Non-cash merger costs	88,552	-
Changes in operating assets and liabilities:
Accounts receivable	(10,503)	386
Prepaid expenses	-	(2,503)
Litigation receivable	(30,104)	-
Deposits	-	401
Accounts payable and accrued liabilities	116,771	184,420
Deferred income and customer deposits	(12,895)	(22,395)
Net cash used in operating activities	(265,086)	(80,190)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,914)	(1,360)
Net cash used in investing activity	(20,914)	(1,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	4,288	-
Proceeds from sale of Series A Preferred Stock	200	-
Proceeds from advances	106,500	99,361
Proceeds from issuance of note payable	-	50,000
Proceeds from issuance of convertible notes payable	352,000	-
Net cash provided by financing activities	462,988	149,361

Net increase in cash	176,988	67,811

Cash, beginning of the period	95,797	27,986
Cash, end of the period	$272,785	$95,797

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature relating to convertible note payable	$189,537	$-
Common stock issued in settlement of convertible notes	$28,965	$-

The accompanying notes are an integral part of these financial statements

PF HOSPITALITY GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

PF Hospitality Group, Inc. (the “Company”) was incorporated in Nevada on April 5, 2005 under the name Tomi Holdings, Inc. In October 2005, the Company changed its name to InfraBlue (US), Inc., and in October 2007, changed its name to NextGen Bioscience, Inc. In December 2008, the Company changed our name to Kalahari Greentech, Inc. In May 2015, the Company changed our name to PF Hospitality Group, Inc. Prior to the Company’s merger with PF Hospitality Group discussed below, we were a U.S.-based exploration company with a primary focus on projects with prior exploration and production history.

Effective July 1, 2015, the Company merged with Pizza Fusion Holdings, Inc. (“Pizza Fusion”), a franchisor of organic fare pizza restaurants. As a result of the merger, PF Hospitality Group has become a franchisor of pizza restaurants specializing in organic fare free of artificial additives, such as preservatives, growth hormones, pesticides, nitrates and trans fats. Pursuant to the terms of the May 26, 2015 merger agreement, the Company exchanged 17,117,268 shares of its common stock and issued 11,411,512 warrants to purchase the Company’s common stock for 100% of the Pizza Fusion common shares. The warrants are exercisable at $0.25 for three years. In addition, the Company issued an aggregate of 2,385,730 warrants to acquire the Company’s common stock at $0.25 per share for a period of three years in exchange for previously issued and outstanding warrants of Pizza Fusion Holdings, Inc. Also, Pizza Fusion’s two founders purchased 21,441,366 shares of the Company’s common stock and 1,000,000 shares of the Company’s Series A preferred stock at a price of $.0001 per share. The shares are restricted and subject to the conditions set forth in Rule 144. Holders of convertible debt in the original principal amount of $65,600 agreed as part of the merger to limit the number of shares convertible pursuant to such debt at 40,000,000 shares of our common stock. As the owners and management of Pizza Fusion Holdings, Inc. obtained voting and operating control of PF Hospitality Group, Inc. after the merger and PF Hospitality Group, Inc. was non-operating and did not meet the definition of a business, the transaction has been accounted for as a recapitalization of Pizza Fusion Holdings, Inc., accompanied by the issuance of its common stock for outstanding common stock of PF Hospitality Group, Inc., which was recorded at a nominal value. The accompanying financial statements and related notes give retroactive effect to the recapitalization as if it had occurred on November 6, 2006 (inception date) and accordingly all share and per share amounts have been adjusted.

Basis of presentation:

The consolidated financial statements include the accounts of PF Hospitality Group, Inc and its wholly owned subsidiaries, Pizza Fusion Holdings, Inc. and Shaker & Pie, Inc (hereafter referred to as the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2015, the Company had cash of $272,785 and a working capital deficit of $944,490. During the year ended September 30, 2015, the Company used net cash in operating activities of $265,086. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended September 30, 2015, the Company raised $352,000 in cash proceeds from the issuance of convertible notes and $106,500 through short term borrowings. The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements through August 2016.

The Company’s primary source of operating funds since inception has been cash proceeds from the private placements of common stock and preferred stock, and proceeds from private placements of convertible debt. The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations.

PF HOSPITALITY GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.

In connection with its franchising operations, the Company receives initial franchise fees, area development fees, franchise deposits and royalties which are based on sales at franchised restaurants.

Franchise fees, which are typically received prior to completion of the revenue of the revenue recognition process, are deferred when received. Such fees are recognized as income when substantially all services to be performed by the Company and conditions related to the sale of the franchise have been performed or satisfied, which generally occurs when the franchised restaurant commences operations.

Development agreements require the developer to open a specified number of restaurants in the development area within a specified time period or the agreements may be cancelled by the Company. Fees from development agreements are deferred when received and recognized as income as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open.

Deferred franchise fees and development fees are classified as current or long term in the financial statements based on the projected opening date of the restaurants. Royalty fees, which are based upon a percentage of franchise sales, are made by the franchisee.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, debt discounts and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Cash

Cash consist of cash held in bank demand deposits. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

The Company maintains cash in bank accounts located in the United States, which, at times, may exceed federally insured limits or be uninsured. The Company has not experienced any losses in such accounts.

PF HOSPITALITY GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

Royalties Receivable

Royalties receivable primarily consists of trade receivables, net of allowances. On a periodic basis, the Company evaluates its trade receivables and establishes an allowance for doubtful accounts based on its history of past bad debt expense, collections and current credit conditions. The Company performs on-going credit evaluations of its customers and the customer’s current credit worthiness. Collections and payments from customers are continuously monitored. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. As of September 30, 2015 and 2014, the Company’s allowance for doubtful accounts was $-0-. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required in future periods.

Property and Equipment

Property and equipment consists of furniture and fixtures, equipment, leasehold improvements and construction in process. They are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Expenditures for major renewals and betterments that extend the useful lives of the property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

The estimated useful lives of the classes of property and equipment are as follows:

Construction in Progress	Not in service
Equipment	5 years
Leasehold Improvements	5 years
Furniture and Fixtures	5 years

Intangible Assets

Intangible assets consist of costs associated with acquiring Pizza Fusion franchise and trademark rights, website development costs and trademark and logo costs.

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company’s intangible assets with a finite life are franchise and trademark rights, website development costs and trademark and logo costs which are be amortized over their economic or legal life, whichever is shorter.

The estimated useful lives of the classes of intangible assets are as follows:

Franchise and trademark rights	5 years
Trademark costs	5 years
Website	5 years

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

PF HOSPITALITY GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

During the year ended September 30, 2015 and 2014, the Company management performed an evaluation of its acquired intangible assets for purposes of determining the implied fair value of the assets at September 30, 2015 and 2014. The tests indicated that the recorded remaining book value of its intangible assets did not exceed its fair value for the years ended September 30, 2015 and 2014; and no impairment was deemed to exist as of September 30, 2015 and 2014. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

Website Development Costs

The Company recognizes website development costs in accordance with Accounting Standards Codification subtopic 350-50, Website Development Costs (“ASC 350-50”). As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website were included in cost of net revenues in the current period expenses. During the years ended September 30, 2015 and 2014, the Company did not capitalize any costs associated with the website development.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the years ended September 30, 2015 and 2014, the Company’s expenditures on research and product development were immaterial.

Convertible Instruments

GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

As of September 30, 2015, the Company determined that the conversion provisions embedded in issued convertible debentures did not meet the defined criteria of a derivative in such that the net settlement requirement of delivery of common shares does not meet the “readily convertible to cash” as described in Accounting Standards Codification 815 and therefore bifurcation is not required. There was no established market for the Company’s common stock.

PF HOSPITALITY GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

Net Loss per Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share as of September 30, 2015 and 2014 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	September 30, 2015	September 30, 2014

Convertible notes payable	37,597,538	-
Warrants to purchase common stock	13,797,242	2,385,730
Totals	51,394,780	2,385,730

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash.

Advertising

The Company’s advertising costs are expensed as incurred. Advertising expense was $249 and $1,325 for the years ended September 30, 2015 and 2014.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

The Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of September 30, 2015 and 2014. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

PF HOSPITALITY GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

Registration Rights

The Company accounts for registration rights agreements in accordance with the Accounting Standards Codification subtopic 825-20, Registration Payment Arraignments (“ASC 825-20”). Under ASC 825-20, the Company is required to disclose the nature and terms of the arraignment, the maximum potential amount and to assess each reporting period the probable liability under these arraignments and, if exists, to record or adjust the liability to current period operations. On September 30, 2015, the Company determined that possible payments under its registration rights agreement was not probable and therefore did not accrue as interest expense in current period operations for possible liability under the registration rights agreements.

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s consolidated financial statements.

In August, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern. The standard is intended to define management’s responsibility to decide whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the footnotes. The standard becomes effective in the annual period ending after December 15, 2016, with early application permitted. The adoption of this pronouncement is not expected to have a material impact on the consolidated financial statements. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 2.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

PF HOSPITALITY GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 4 – DEFERRED INCOME AND CUSTOMER DEPOSITS

The Company has received advances from customers seeking to purchase a franchise. The deposits are classified as customer deposits until a franchise agreement is signed. Once a franchise agreement is signed the advances are nonrefundable and reclassified to deferred income. The franchisee has the responsibility to complete the build out of the restaurant within the time designated in the franchise agreement (generally 5 years). Once the restaurant build out is complete and is operational the Company recognizes the franchise fee as revenues. If the franchisee fails to complete the build out within the required period the franchise fee is forfeited and the Company recognizes the fee as income.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2015 and 2014 is summarized as follows:

	September 30, 2015	September 30, 2014
Construction in process	$18,150	$-
Equipment	47,697	44,933
Leasehold improvements	10,513	10,513
Furniture and fixtures	37,604	37,604
Subtotal	113,964	93,050
Less accumulated depreciation	(79,338)	(68,862)
Property and equipment, net	$34,626	$24,188

Depreciation expense for the years ended September 30, 2015 and 2014 was $10,476 and $10,476, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets as of September 30, 2015 and 2014 is summarized as follows:

	September 30, 2015	September 30, 2014
Franchise and trademark rights	$71,949	$71,949
Trademark costs	45,429	45,429
Website	43,625	43,625
Subtotal	161,003	161,003
Less accumulated depreciation	(44,013)	(38,133)
Property and equipment, net	$116,990	$122,870

Amortization expense for the years ended September 30, 2015 and 2014 was $5,880 and $5,880, respectively.

NOTE 7 – NOTES PAYABLE

On July 10, 2014 the Company issued a note payable with face value $50,000, non-interest bearing, due on demand. The balance as of September 30, 2015 and 2014 was $50,000.

PF HOSPITALITY GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of September 30, 2015 and 2014 is summarized as follows:

	September 30, 2015	September 30, 2014
Notes payable, acquired in recapitalization	$61,074	$-
Notes payable, due July 27, 2020, net of unamortized debt discounts of 224,924	166,183	-
Subtotal	227,257	-
Less current maturities	(61,074)	-
Long term portion	$166,183	$-

From March 19, 2013 through October 4, 2013, the Company entered into promissory notes for an aggregate of $65,600 in cash. The notes are unsecured, interest bearing at 10% per annum (18% upon default), and matured from September 19, 2013 through April 4, 2014. The notes were initially convertible at the option of the Company at a fixed price of $0.20 per share.

In connection with the recapitalization, the holders of convertible debt in the original principal amount of $65,600 agreed as part of the merger to limit the number of shares convertible pursuant to such debt and accrued interest into 40,000,000 shares of our common stock.

As of September 30, 2015, the Company has issued 2,944,000 shares of its common stock in settlement of $4,526 of promissory notes.

Under the terms of the securities purchase agreement dated July 27, 2015, the Company issued and sold an aggregate of $1,333,334 principal amount of convertible debentures due July 27, 2020 for a price of $1,200,000. Proceeds from this debenture will be paid to the company as follows: $140,000 upon signing with the balance payable in five consecutive monthly installments of $212,000 commencing on September 1, 2015. The company agreed to pay interest for the first 12 months at the rate of 10% per annum on the amounts advanced payable in cash in six equal tranches, the first of which is due on date the company closed on the financing and remainder will be due on each of the first five monthly anniversaries of such date. As of September 30, 2015, the Company has received net proceeds of $352,000 under the security purchase agreement

The terms of the Securities Purchase Agreement contain certain negative covenants by the company, unless consent of purchasers holding at least 75% of the aggregate principal amount of the outstanding debentures, including prohibitions on: incurrence of certain indebtedness and liens, amendment to our articles of incorporation or bylaws, repayment or repurchase of the company’s common stock or debts, sell substantially all of its assets or merger with another entity, pay cash dividends or enter into any related party transactions. The Company granted investors certain pro-rata rights of first refusal on future offerings by the company for as long as the investor(s) beneficially own any of the debentures.

The debentures are convertible into shares of the company’s common stock at a conversion price equal to 65% of the lowest traded price of its common stock for the twenty trading days prior to each conversion date subject to adjustment. The conversion price of the debentures is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. In addition, the conversion price is subject to adjustment if the company issues or sells shares of its common stock for a consideration per share less than the conversion price then in effect, or issue options, warrants or other securities convertible or exchange for shares of its common stock at a conversion or exercise price less than the conversion price of the debentures then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable.

PF HOSPITALITY GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

As of September 30, 2015, the Company determined that the conversion provisions embedded in issued convertible debentures did not meet the defined criteria of a derivative in such that the net settlement requirement of delivery of common shares does not meet the “readily convertible to cash” as described in Accounting Standards Codification 815 and therefore bifurcation is not required. There was no established market for the Company’s common stock. Therefore, in accordance with ASC 470-20, the Company recognized the value attributable to the conversion feature in the amount of $189,537 to additional paid in capital and a discount against the notes. The debt discount attributed to the conversion feature issued is amortized over the note’s maturity period (two years) as interest expense.

For the year ended September 30, 2015, the Company amortized $3,621 of debt discount and original issuance discounts to current period operations as interest expense.

Under the terms of a Registration Rights Agreement entered into as part of the offering, the company agreed to file a registration statement with the Securities and Exchange Commission within 60 days of the closing date covering the public resale of the shares of common stock underlying the debentures, and to use its best efforts to cause the registration statement to be declared effective within 180 days from the closing date. Should the number of shares of common stock the company is permitted to include in the initial registration statement be limited pursuant to Rule 415 of the Securities Act of 1933, the company further agreed to file additional registration statements with the SEC to register any remaining shares. The Company will pay all costs associated with the registration statements, other than underwriting commissions and discounts. The parties to the Registration Rights Agreement have agreed to defer the Company’s obligation to file the a registration statement until further notice by the holders of the convertible debt.

NOTE 9 – STOCKHOLDERS’ (DEFICIT)

Preferred stock

The Company is authorized to issue 20,000,000 and 5,000,000 shares of $0.0001 par value preferred stock as of September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company has designated and sold 2,000,000 shares of Series A Preferred Stock.

Each share of Series A Preferred Stock is entitled to 125 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights.

During the year ended September 30, 2015, the Company sold an aggregate of 2,000,000 shares of its Series A Preferred Stock at par value of $200.

Common stock

The Company is authorized to issue 500,000,000 and 2,000,000,000 shares of $0.0001 par value common stock as of September 30, 2015 and 2014, respectively. As of September 30, 2015 and 2014, the Company had 63,044,404 and 17,117,268common shares issued and outstanding.

During the year ended September 30, 2015, the Company issued 2,944,000 shares of its common stock in settlement of $4,526 of promissory notes.

During the year ended September 30, 2015, the Company sold an aggregate of 42,882,732 shares of its common stock to related parties for an aggregate net proceeds of $4,288.

Reverse Stock Split

On May 26, 2015, the Company amended its Articles of Incorporation and effected a 2,000-for-1 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value. All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split.

PF HOSPITALITY GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at September 30, 2015:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.25	13,797,242	July 2018

In Connection with the merger agreement, the Company issued an aggregate of 13,797,2422 warrants to acquire the Company’s common stock at $0.25 per share for a period of three years. 11,411,512 warrants were issued as part of the exchange consideration to acquire 100% of the common stock of Pizza Fusion and 2,385,730 shares were issued in exchange for previously issued and outstanding warrants of Pizza Fusion Holdings, Inc.

A summary of the warrant activity for the years ended September 30, 2015 and 2014 is as follows:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at October 1, 2013	13,797,242	$0.25	3.00	$-
Grants	-			-
Exercised
Canceled
Outstanding at September 30, 2014	13,797,242	$0.25	3.00	$-
Grants	-
Exercised	-
Canceled	-
Outstanding at September 30,2015	13,797,242	$0.25	2.75	$-

Vested and expected to vest at September 30, 2015	13,797,242	$0.25	2.75	$-
Exercisable at September 30, 2015	13,797,242	$0.25	2.75	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s management estimated market stock price as of September 30, 2015, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

NOTE 10 – LOSS PER SHARE

The following table presents the computation of basic and diluted loss per share for the years ended September 30, 2015 and 2014:

	September 30, 2015	September 30, 2013
Net loss available to Common stockholders	$(436,884)	$(256,855)
Basic and diluted earnings (loss) per share	$(0.01)	$(0.02)
Weighted average common shares outstanding	26,893,716	17,117,268

PF HOSPITALITY GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases approximately 1,950 square feet of office space in Boca Raton, Florida with a base rent of $2,200 per month plus a fixed $1,200 per month for real estate taxes, insurance and common area maintenance. The lease is subject to a 5% per year increase and expires July 31, 2016.

Employment agreements

Vaughan Dugan

On June 1, 2013, the Company entered into an employment agreement with Mr. Dugan to serve as its Chief Executive Officer for a term that expires on May 30, 2020. The agreement provides for a base annual salary of $150,000 subject to a minimum increase at an annual compound rate of 5% and may be adjusted by the Company’s board of directors from time-to-time in its discretion but in no event shall the base salary be reduced below $150,000 plus annual increases without the Executive’s prior consent. In addition, Mr. Dugan is eligible for the same perquisites and benefits as are made available to other senior executive employees of the Company, as well as such other perquisites or benefits as may be specified from time to time by the Company including an automobile allowance, health insurance and a mobile telephone. Mr. Dugan is also eligible for an annual cash and equity bonus based on Company’s achievement of financial and other goals approved by its board of directors. As of the date of this report, the Board has not established any financial goals for purposes of determining bonuses.

If Mr. Dugan’s employment is terminated by the Company, with or without cause, or he resigns for any reason, he is entitled to be paid his compensation through the end of the remaining term, but in no event less than one year plus a pro-rata portion of any bonus awarded. During the term of his employment and for a period of one year thereafter, Mr. Dugan agreed to refrain from soliciting significant employees of the company or its franchisees. In addition, Mr. Dugan agreed to keep certain information of the Company confidential.

Randy Romano

On June 1, 2013, the Company entered into an employment agreement with Mr. Romano to serve as its President for a term that expires on May 30, 2020. The agreement provides for a base annual salary of $150,000 subject to a minimum increase at an annual compound rate of 5% and may be adjusted by the Company’s board of directors from time-to-time in its discretion but in no event shall the base salary be reduced below $150,000 plus annual increases without the Executive’s prior consent. In addition, Mr. Romano is eligible for the same perquisites and benefits as are made available to other senior executive employees of the Company, as well as such other perquisites or benefits as may be specified from time to time by the Company including an automobile allowance, health insurance and a mobile telephone. Mr. Romano is also eligible for an annual cash and equity bonus based on Company’s achievement of financial and other goals approved by its board of directors. As of the date of this report, the Board has not established any financial goals for purposes of determining bonuses.

If Mr. Romano’s employment is terminated by the Company, with or without cause, or he resigns for any reason, he is entitled to be paid his compensation through the end of the remaining term, but in no event less than one year plus a pro-rata portion of any bonus awarded. During the term of his employment and for a period of one year thereafter, Mr. Romano agreed to refrain from soliciting significant employees of the company or its franchisees. In addition, Mr. Romano agreed to keep certain information of the Company confidential.

Debt assumption/indemnification

In connection with the merger on July 1, 2015, previous officers of PF Hospitality Group, Inc. assumed and indemnified the Company for an aggregate of $590,990 outstanding debt, all of which was considered old, unidentified and considered due by the previous management.

PF HOSPITALITY GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

Litigation

The Company is subject at times to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of September 30, 2015.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders advance funds to the Company for travel related and working capital purposes. As of September 30, 2015 and 2014, there were no advances outstanding.

As of September 30, 2015 and 2014, accrued compensation due officers and executives included in accounts payable was $670,839 and $569,999, respectively.

Effective July 1, 2015, the Company merged with Pizza Fusion. Under the terms of the merger with Pizza Fusion, we issued 17,117,268 shares of the Company’s common stock (after giving effect to the reverse stock split) for 100% of Pizza Fusion’s common shares and equivalents, and a warrant to purchase an aggregate of 11,411,512 shares of common stock, exercisable at $0.25 per share for a period of three years. Vaughan Dugan, who became the Company’s Chief Executive Officer and a Director at the closing of the merger, and Randy Romano, who became the Company’s President and a Director at the closing of the merger, each received 3,162,999 shares of common stock and warrants to purchase 2,108,667 shares of common stock in the merger at $.25 per share and 100,000 shares of common stock at $2.00 per share, all of which expire in June 2008. In addition, Messrs. Dugan and Romano each purchased 21,441,366 shares of the Company’s common stock and 1,000,000 shares of the Company’s Series A preferred stock, at a price of $0.0001 per share.

NOTE 13 – INCOME TAXES

At September 30, 2015, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $3,600,000, expiring in the year 2035, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

We have adopted the provisions of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax position that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

The Company is required to file income tax returns in the U.S. Federal jurisdiction. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before September 30, 2012.

The effective rate differs from the statutory rate of 34% for due to the following:

Statutory rate on pre-tax book loss	(34.00)%
Stock based compensation	11.70%
Financing costs	2.40%
Valuation allowance	19.90%
0.00%

The Company’s deferred taxes as of September 30, 2015 consist of the following:

Non-Current deferred tax asset:
Net operating loss carry-forwards	$1,224,000
Valuation allowance	(1,224,000)
Net non-current deferred tax asset	$-

PF HOSPITALITY GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 14 – SUBSEQUENT EVENTS

In October 2015, the Company issued an aggregate of 13,776,000 shares of its common stock in settlement of $22,940 of convertible promissory notes assumed as part of the merger.

In November 2015 the Company received gross proceeds of $150,000 from the issuance of convertible debentures due July 27, 2020. The convertible debentures include substantially the same terms and conditions as provided for in the convertible debentures previously issued as discussed in Note 8 above except that the debentures issued in November 2015 were sold at par value, without discount.

