Form 10-K/A
period 2015-09-30
PF Hospitality Group, Inc.
filed 2016-02-05
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (“Amendment No. 1”) amends the Form 10-K filing, originally filed on January 13, 2016 (the “Original Filing”) by PF Hospitality Group, Inc., a Nevada corporation (the “Company,” “we,” “us,” “our”). We are filing this Amendment No. 1 to address the Securities and Exchange Commission’s (“SEC”) comments dated January 15, 2016 to provide EXO:EXO, Inc.’s (“EXO”) net sales for its fiscal year ended December 31, 2014 and to revise the disclosure in footnote 14 - Subsequent Events to the Company’s September 30, 2015 financial statements to include disclosure of the Company’s December 16, 2015 acquisition of EXO as disclosed in its Form 8-K filed with the SEC on December 22, 2015. In addition, this Amendment No. 1 also corrects a typographical error regarding the expiration date of Sloan McComb’s December 16, 2015 employment agreement.

This Amendment No. 1 supplements and clarifies the information set forth in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, except as indicated herein.

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

In addition, we are expanding our presence in the health and fitness space following our acquisition of EXO:EXO, Inc., (“EXO”), a designer and producer of active wear brands offered in national fitness retailers in the U.S. We acquired EXO pursuant to the terms of a stock exchange agreement (the “Stock Exchange Agreement”) we entered into and closed on with EXO and Sloane McComb (EXO’s sole shareholder) on December 16, 2015. Pursuant to the Stock Exchange Agreement, we acquired all of the issued and outstanding shares of EXO common stock from Ms. McComb in exchange for (i) the issuance to Ms. McComb of 500,000 shares of our unregistered common stock, (ii) a payment of $25,000 to Ms. McComb, (iii) the payment of up to $20,000 to a third party for the payment of certain debts of EXO, and (iv) contingent consideration of up to 700,000 shares of our unregistered common stock in the following amounts upon attainment of EXO gross sales targets in any calendar year following the closing: 100,000 shares if EXO attains gross sales of at least $250,000 but less than $500,000, an additional 150,000 shares if EXO attains gross sales of at least $500,000 but less than $750,000, an additional 200,000 shares if EXO attains gross sales of at least $750,000 but less than $1,000,000 and an additional 250,000 shares if EXO attains gross sales of at least $1,000,000 (the “Contingent Consideration”). In order earn the Contingent Consideration, Ms. McComb must be employed by us for the full calendar year during which the annual performance target has been achieved unless such target has been met prior to her separation. In addition to the purchase price, we agreed to invest $50,000 into EXO for inventory, marketing and working capital purposes. Pursuant to the Stock Exchange Agreement, EXO will be a wholly owned subsidiary of the Company upon the closing of the Stock Exchange. EXO’s net sales as of its fiscal year ended December 31, 2014 were $83,384.

In connection with the closing under the Stock Exchange Agreement, EXO entered into an employment agreement with Ms. McComb, pursuant to which Ms. McComb has been engaged as the President of EXO for a term commencing on the closing and ending on December 21, 2018, subject to automatic extensions if neither party has given the other notice that it does not wish to extend the agreement. Ms. McComb will receive an initial salary based on an annual rate to $40,000 for the balance of 2015, $45,000 for 2016 and $50,000 for 2017, and will receive a quarterly bonus equal to 20% EXO’s EBITDA in the prior quarter, and other benefits as determined by the company’s board of directors.

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

In connection with the closing under the Stock Exchange Agreement, EXO entered into an employment agreement with Ms. McComb, pursuant to which Ms. McComb has been engaged as the President of EXO for a term commencing on the closing and ending on December 21, 2018, subject to automatic extensions if neither party has given the other notice that it does not wish to extend the agreement. Ms. McComb will receive an initial salary based on an annual rate to $40,000 for the balance of 2015, $45,000 for 2016 and $50,000 for 2017, and will receive a quarterly bonus equal to 20% EXO’s EBITDA in the prior quarter, and other benefits as determined by the company’s board of directors.

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

(3) Exhibits.

Exhibit Number	Description

2.1	Merger Agreement among PF Hospitality Group, Inc. (f/k/a Kalahari Greentech, Inc.), Pizza Fusion Acquisition Subsidiary, Inc. and Pizza Fusion Holdings, Inc. dated as of May 26, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Form 10 as filed with the SEC on October 13, 2015).

3.1	Amended and Restated Articles of Incorporation filed on May 29, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10 as filed with the SEC on October 13, 2015).

3.2	Bylaws dated as of April 5, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 as filed with the SEC on October 13, 2015).

10.1	Form of Franchise Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 as filed with the SEC on October 13, 2015).

10.2+	Employment Agreement between Pizza Fusion Holdings, Inc. and Vaughan Dugan dated as of June 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10 as filed with the SEC on October 13, 2015).

10.3+	Employment Agreement between Pizza Fusion Holdings, Inc. and Randy Romano dated as of June 1, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10 as filed with the SEC on October 13, 2015).

10.4	Standard Office Lease between Investments Limited and Pizza Fusion Holdings, Inc. dated July 24, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10 as filed with the SEC on October 13, 2015).

10.5	Stock Exchange Agreement by and PF Hospitality Group, Inc., EXO:EXO, Inc. and Sloane McComb, dated December 16, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on December 22, 2015).

10.6	Form of Convertible Debenture of PF Hospitality Group, Inc. (incorporated by reference to Exhibit10.6 to the Company’s Form 10/A (Amendment No. 2) as filed with the SEC on January 5, 2016).

21.1	Subsidiaries of PF Hospitality Group, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K as filed with the SEC on January 13, 2016).

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PF HOSPITALITY GROUP, INC.

Date: February 5, 2016	By:	/s/ Vaughan Dugan
Vaughan Dugan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vaughan Dugan	Chief Executive Officer and Director	February 5, 2016
Vaughan Dugan	(principal executive officer)

/s/ Randy Romano	President and Director	February 5, 2016
Randy Romano	(principal financial and accounting officer)

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

On December 16, 2015, the Company acquired EXO:EXO, Inc. (“EXO”), a designer and producer of active wear brands offered in national fitness retailers in the U.S. pursuant to the terms of a stock exchange agreement dated December 16, 2015 (the “Stock Exchange Agreement”) with EXO and Sloane McComb (EXO’s sole shareholder) on December 16, 2015. Pursuant to the Stock Exchange Agreement, the Company acquired all of the issued and outstanding shares of EXO common stock from Ms. McComb in exchange for (i) the issuance to Ms. McComb of 500,000 shares of the Company’s unregistered common stock, (ii) a payment of $25,000 to Ms. McComb, (iii) the payment of up to $20,000 to a third party for the payment of certain debts of EXO, and (iv) contingent consideration of up to 700,000 shares of the Company’s unregistered common stock in the following amounts upon attainment of EXO gross sales targets in any calendar year following the closing: 100,000 shares if EXO attains gross sales of at least $250,000 but less than $500,000, an additional 150,000 shares if EXO attains gross sales of at least $500,000 but less than $750,000, an additional 200,000 shares if EXO attains gross sales of at least $750,000 but less than $1,000,000 and an additional 250,000 shares if EXO attains gross sales of at least $1,000,000 (the “Contingent Consideration”). In order earn the Contingent Consideration, Ms. McComb must be employed by the Company for the full calendar year during which the annual performance target has been achieved unless such target has been met prior to her separation. In addition to the purchase price, the Company agreed to invest $50,000 into EXO for inventory, marketing and working capital purposes. Pursuant to the Stock Exchange Agreement, EXO will be a wholly owned subsidiary of the Company upon the closing of the Stock Exchange. EXO’s net sales as of its fiscal year ended December 31, 2014 were $83,384.

In connection with the closing under the Stock Exchange Agreement, EXO entered into an employment agreement with Ms. McComb, pursuant to which Ms. McComb has been engaged as the President of EXO for a term commencing on the closing and ending on December 21, 2018, subject to automatic extensions if neither party has given the other notice that it does not wish to extend the agreement. Ms. McComb will receive an initial salary based on an annual rate to $40,000 for 2016 and $45,000 for 2017 and $50,000 for 2018, and will receive a quarterly bonus equal to 20% EXO’s EBITDA in the prior quarter, and other benefits as determined by the Company’s board of directors.

