Form 10-Q
period 2015-12-31
PF Hospitality Group, Inc.
filed 2016-02-17
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-51935

(Commission file number)

PF Hospitality Group, Inc

(Exact name of registrant as specified in its charter)

Nevada	90-1119774
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

(561) 939-2520

(Issuer’s telephone number)

399 NW 2nd Avenue, Suite 216, Boca Raton Florida 33432

(Address of principal executive offices)

(561) 939-2520

(Registrant’s telephone number, including area code)

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of February 12, 2016, there were 78,420,404 shares of registrant’s common stock outstanding.

PF HOSPITALITY GROUP, INC.

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PF HOSPITALITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2015	September 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$258,265	$272,785
Royalties receivable	5,688	15,383
Inventory	17,577	-
Prepaid and other current assets	5,103	5,103
Total current assets	286,633	293,271

Property and equipment, net	69,504	34,626

Other assets:
Intangible assets, net	115,520	116,990
Receivable from litigation settlement	24,792	30,104
Deposits	4,834	4,834
Goodwill	1,328,182	-
Total other assets	1,473,328	151,928

Total assets	$1,829,465	$479,825

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$936,634	$920,826
Advances	218,361	205,861
Note payable	50,000	50,000
Convertible notes payable, current portion	41,271	61,074
Total current liabilities	1,246,266	1,237,761

Long term debt:
Convertible notes payable, long term portion	249,288	166,083
Deferred revenue, long term portion	404,210	404,210
Customer deposits	50,000	50,000
Derivative liability	2,085,898	-
Total long term debt	2,789,395	620,293

Total liabilities	4,035,662	1,858,054

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized as of December 31, 2015 and September 30, 2015
Series A Preferred Stock, $0.0001 par value; 2,000,000 shares designated, 2,000,000 shares issued and outstanding as of December 31, 2015 and September 30, 2015	200	200
Common stock, $0.0001 par value; 500,000,000 and 2,000,000,000 shares authorized, 78,420,404 and 63,044,404 shares issued and outstanding as of December 31, 2015 and September 30, 2015, respectively	7,842	6,304
Additional paid in capital	10,626,009	9,477,645
Deficit	(11,840,248)	(10,862,378)
Total deficit	(2,206,197)	(1,378,229)

Total liabilities and stockholders’ deficit	$1,829,465	$479,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PF HOSPITALITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended December 31,
	2015	2014
Revenues:
Royalty income	$30,077	$52,390
Sales	2,167	-
Total revenues	32,244	52,390

Cost of sales	498	-

Gross profit	31,746	52,390

Operating expenses:
Payroll expenses	102,325	93,345
Selling, general and administrative expenses	68,788	46,764
Depreciation and amortization	4,301	4,089
Total operating expenses	175,414	144,198

Net loss from operations	(143,668)	(91,808)

Other income (expense):
Other income	-	1,942
Interest expense	(1,834,202)	-
Total other income (expense):	(1,834,202)	1,942

Net loss before income tax provision	(1,977,870)	(89,866)

Provision for income taxes	-	-

NET LOSS	$(1,977,870)	$(89,866)

Net loss per common share, basic and diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	74,614,491	17,117,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PF HOSPITALITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED DECEMBER 31, 2015

	Series A				Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2015	2,000,000	$200	63,044,404	$6,304	$9,477,645	$(10,862,378)	$(1,378,229)
Common stock issued upon settlement of convertible notes	-	-	14,876,000	1,488	22,951	-	24,439
Common stock issued to acquire EXO:EXO	-	-	500,000	50	1,314,950	-	1,315,000
Beneficial conversion feature related to convertible notes	-	-	-	-	80,769	-	80,769
Reclassify beneficial conversion feature from equity to derivative liability	-	-	-	-	(270,306)	-	(270,306)
Net loss	-	-	-	-	-	(1,977,870)	(1,977,870)
	2,000,000	$200	78,420,404	$7,842	$10,626,009	$(12,840,248)	$(2,206,197)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PF HOSPITALITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,977,870)	$(89,866)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,301	4,089
Amortization of debt discount	13,975	-
Non cash interest	1,815,592	-
Changes in operating assets and liabilities:
Accounts receivable	9,695	(505)
Inventory	(685)	-
Litigation receivable	5,312	-
Accounts payable and accrued liabilities	(177)	43,227
Deferred income and customer deposits	-	(5,000)
Net cash used in operating activities	(129,857)	(48,055)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid to acquire EXO:EXO	(22,163)	-
Purchase of property and equipment	(25,000)	(15,565)
Net cash used in investing activity	(47,163)	(15,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	12,500	106,500
Proceeds from issuance of convertible notes payable	150,000	-
Net cash provided by financing activities	162,500	106,500

Net increase in cash	(14,520)	42,880

Cash, beginning of the period	272,785	95,797
Cash, end of the period	$258,265	$138,677

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non cash investing and financing activities:
Beneficial conversion feature relating to convertible note payable	$80,769	$-
Common stock issued in settlement of convertible notes	$24,439	$-
Common stock issued to acquire EXO:EXO	$1,315,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows:

Business and Basis of Presentation

PF Hospitality Group, Inc. (the “Company”) was incorporated in Nevada on April 5, 2005 under the name Tomi Holdings, Inc. In October 2005, the Company changed its name to InfraBlue (US), Inc., and in October 2007, changed its name to NextGen Bioscience, Inc. In December 2008, the Company changed its name to Kalahari Greentech, Inc. In May 2015, the Company changed its name to PF Hospitality Group, Inc. Prior to the Company’s merger with PF Hospitality Group discussed below, we were a U.S.-based exploration company with a primary focus on projects with prior exploration and production history.

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

On December 16, 2015, the Company entered into and closed under the terms of a stock exchange agreement (the “Stock Exchange Agreement”) the Company entered into with EXO:EXO, Inc. (“EXO”) and Sloane McComb (EXO’s sole shareholder) pursuant to which the Company agreed to acquire all of the issued and outstanding shares of EXO from Ms. McComb in exchange for (i) the issuance to Ms. McComb of 500,000 shares of our unregistered common stock, (ii) a payment of $25,000 to Ms. McComb, (iii) the payment of up to $20,000 to a third party for the payment of certain debts of EXO, and (iv) certain contingent performance considerations. (see below).

The consolidated financial statements include the accounts of PF Hospitality Group, Inc and its wholly owned subsidiaries, Pizza Fusion Holdings, Inc., EXO and Shaker & Pie, Inc (hereafter referred to as the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Acquisition

On December 16, 2015, the Company acquired EXO pursuant to the terms of that certain share exchange agreement entered into between the Company and Sloane McComb, the former owner of EXO.

Upon Closing, the Company acquired 100% of the outstanding securities of EXO in consideration of $25,000 cash, 500,000 shares of common stock of the Company and assumption of $20,619 of debt due to third parties for a total purchase price of $1,360,619.

A summary of consideration is as follows:

Cash	$25,000
500,000 shares of the Company’s common stock	1,315,000
Liabilities assumed	20,619
Total purchase price	$1,360,619

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

The following summarizes the current estimates of fair value of assets acquired and liabilities assumed:

Cash	$2,837
Inventory	16,892
Property and equipment	12,708
Goodwill	1,328,182
Assets acquired	$1,360,619

EXO seeks to position itself as a top consumer brand of choice within the functional fitness market riding the wave of a worldwide fitness industry growth phenomena.

The purchase price allocation for the above acquisitions is subject to further refinement as management completes its assessment of the valuation of certain assets and liabilities.

The Company accounts for acquisitions in accordance with the provisions of ASC 805-10. The Company assigns to all identifiable assets acquired, a portion of the cost of the acquired company equal to the estimated fair value of such assets at the date of acquisition. The Company records the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired as goodwill.

The Company does not amortize goodwill. The Company recorded goodwill in the aggregate amount of $1,328,182 as a result of the acquisition of EXO during the three months ended December 31, 2015.

The Company accounts for and reports acquired goodwill under Accounting Standards Codification subtopic 350-10, Intangibles-Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, at least annually, the Company tests its intangible assets for impairment or more often if events and circumstances warrant. Any write-downs will be included in results from operations.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2015 are not necessarily indicative of the operating results that may be expected for the year ended September 30, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2015 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.

Royalty income

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

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Sales

Sales are generated from an online process either through a web site or through third party providers such as Amazon. Collections are received at the point of sales.

During the three months ended December 31, 2015, sales were comprised of sports products from the Company’s wholly owned subsidiary, EXO.

Inventory

The Company maintains an inventory, which consists primarily of packaged, delivered sports product. The Company acquires all of its inventory in a completed (finished goods) condition. The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.

As of December 31, 2015, 2015, the Company’s inventory, comprised of available for sale sports goods, was $17,577.

Cost of sales

Cost of sales is comprised of cost of product sold, packaging, and shipping costs from the manufacturer.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, debt discounts and the fair values of derivative liabilities. Actual results may differ from these estimates.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and September 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes payable, convertible notes payable, derivative liabilities and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

At September 30, 2015, the Company management performed an evaluation of its acquired intangible assets for purposes of determining the implied fair value of the assets at September 30, 2015. The tests indicated that the recorded remaining book value of its intangible assets did not exceed its fair value for the years ended September 30, 2015; and no impairment was deemed to exist as of September 30, 2015 and 2014. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2015 and September 30, 2015, the Company did not have any derivative instruments that were designated as hedges. See Notes 7 and 8 for discussion of the Company’s derivative liabilities.

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

As of December 31, 2015, the Company determined that the conversion provisions embedded in issued convertible debentures met the defined criteria of a derivative in such that the net settlement requirement of delivery of common shares does meet the “readily convertible to cash” as described in Accounting Standards Codification 815 and therefore bifurcation is required.

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s only material principal operating segment.

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

The computation of basic and diluted loss per share as of December 31, 2015 and 2014 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	December 31, 2015	December 31, 2014

Convertible notes payable	23,038,111	-
Warrants to purchase common stock	13,797,242	2,385,730
Totals	36,835,353	2,385,730

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Registration Rights

The Company accounts for registration rights agreements in accordance with the Accounting Standards Codification subtopic 825-20, Registration Payment Arraignments (“ASC 825-20”). Under ASC 825-20, the Company is required to disclose the nature and terms of the arraignment, the maximum potential amount and to assess each reporting period the probable liability under these arraignments and, if exists, to record or adjust the liability to current period operations. On December 31, 2015, the Company determined that possible payments under its registration rights agreement was not probable and therefore did not accrue as interest expense in current period operations for possible liability under the registration rights agreements.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $12,840,248, net loss of $1,977,870 and net cash used in operations of $129,857 for the three months ended December 31, 2015 which raises substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended December 31, 2015, the Company raised $150,000 in cash proceeds from the issuance of convertible promissory notes. The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements through June 2016.

The Company’s primary source of operating funds since inception has been cash proceeds from the private placements of common stock and proceeds from convertible and other debt. The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

3. DEFERRED INCOME AND CUSTOMER DEPOSITS

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

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2015 and September 30, 2015 is summarized as follows:

	December 31, 2015	September 30, 2015
Construction in process	$43,150	$18,150
Equipment	60,406	47,697
Leasehold improvements	10,513	10,513
Furniture and fixtures	37,604	37,604
Subtotal	151,673	113,964
Less accumulated depreciation	(82,169)	(79,338)
Property and equipment, net	$69,504	$34,626

Depreciation expense for the three months ended December 31, 2015 and 2014 was $2,831 and $2,619, respectively.

5. INTANGIBLE ASSETS

Intangible assets as of December 31, 2015 and September 30, 2015 is summarized as follows:

	December 31, 2015	September 30, 2015
Franchise and trademark rights	$71,949	$71,949
Trademark costs	45,429	45,429
Website	43,625	43,625
Subtotal	161,003	161,003
Less accumulated depreciation	(45,483)	(44,013)
Property and equipment, net	$115,520	$116,990

Amortization expense for the three months ended December 31, 2015 and 2014 was $1,470 and $1,470, respectively.

6. NOTES PAYABLE

On July 10, 2014 the Company issued a note payable with face value $50,000, non-interest bearing, due on demand. The balance as of December 31, 2015 and September 30, 2015 was $50,000.

7. CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of December 31, 2015 and September 30, 2015 is summarized as follows:

	December 31, 2015	September 30, 2015
Notes payable, acquired in recapitalization	$41,271	$61,074
Notes payable, due July 27, 2020, net of unamortized debt discounts of $308,484 and $224,924, respectively	249,288	166,183
Subtotal	290,559	227,257
Less current maturities	(41,271)	(61,074)
Long term portion	$249,288	$166,183

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

As of December 31, 2015, the Company has issued an aggregate of 17,820,000 shares of its common stock in settlement of $24,329 of promissory notes.

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Under the terms of the securities purchase agreement dated July 27, 2015, the Company issued and sold an aggregate of $1,333,334 principal amount of convertible debentures due July 27, 2020 for a price of $1,200,000. Proceeds from this debenture will be paid to the company as follows: $140,000 upon signing with the balance payable in five consecutive monthly installments of $212,000 commencing on September 1, 2015. The company agreed to pay interest for the first 12 months at the rate of 10% per annum on the amounts advanced payable in cash in six equal tranches, the first of which is due on date the company closed on the financing and remainder will be due on each of the first five monthly anniversaries of such date. As of December 31, 2015, the Company has received net proceeds of $502,000 under the security purchase agreement.

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

At the time of issuance and until December 31, 2015, the Company determined that the conversion provisions embedded in issued convertible debentures did not meet the defined criteria of a derivative in such that the net settlement requirement of delivery of common shares does not meet the “readily convertible to cash” as described in Accounting Standards Codification 815 and therefore bifurcation was not required. There was no established market for the Company’s common stock. As of December 31, 2015, the Company determined a market had been established for the Company’s common stock and accordingly, reclassified from equity to liability treatment the initial previously recorded beneficial conversion feature of the conversion provision of $270,306.

The Company determined the fair value of the embedded conversion provisions of the debentures of $2,085,898 at December 31, 2015 using the Multinomial Lattice pricing model and the following assumptions: estimated contractual terms, a risk free interest rate of 1.76%, a dividend yield of 0%, and volatility of 56.38%. The fair value derivative liability of $2,085,898 was recorded as a liability in the accompanying balance sheet at December 31, 2015 and a charge to current period interest of $1,815,592 representing the excess in fair value of the liability from the initially recorded beneficial conversion feature reclassified from equity.

For the three months ended December 31, 2015 and 2014, the Company amortized $13,975 and $-0- of debt discount and original issuance discounts to current period operations as interest expense, respectively.

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

8. DERIVATIVE LIABILITIES

As described in Note 7, the Company issued convertible notes that contain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

9. STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock as of December 31, 2015 and September 30, 2015. As of December 31, 2015, the Company has designated and sold 2,000,000 shares of Series A Preferred Stock.

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Common stock

The Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock as of December 31, 2015 and September 30, 2015. As of December 31, 2015 and September 30, 2015, the Company had 78,420,404 and 63,044,404 common shares issued and outstanding, respectively.

During the three months ended December 31, 2015, the Company issued 14,876,000 shares of its common stock in settlement of $24,438 of promissory notes.

During the three months ended December 31, 2015, the Company issued 500,000 shares of its common stock to acquire EXO on December 16, 2015 as discussed in Note 1.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at December 31, 2015:

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

A summary of the warrant activity for the three months ended December 31, 2015:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at September 30, 2015	13,797,242	$0.25	3.00	$-
Grants	-
Exercised	-
Canceled	-
Outstanding at December 31,2015	13,797,242	$0.25	2.50	$-

Vested and expected to vest at December 31, 2015	13,797,242	$0.25	2.50	$37,528,498
Exercisable at December 31, 2015	13,797,242	$0.25	2.50	$37,528,498

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $2.97 as of December 31, 2015, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

10. COMMITMENTS AND CONTINGENCIES

Planned Joint Venture

In 2015, the Company formed Shaker & Pie, Inc, a Florida corporation that is expected to enter into a joint venture agreement with an unrelated third party that will own and operate the initial Shaker & Pie location. Shaker & Pie is a new interactive restaurant concept combining wood-fired pizzas with healthy, hearty Italian-influenced street food. Under the terms of the planned joint venture, the Company plans to own 51% of the joint venture entity. Prior to September 30, 2015, Shaker & Pie, Inc. was inactive.

Debt assumption/indemnification

In connection with the merger on July 1, 2015, previous officers of PF Hospitality Group, Inc. assumed and indemnified the Company for an aggregate of $590,990 outstanding debt, all of which was considered old, unidentified and considered due by the previous management.

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Litigation

The Company is subject at times to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of December 31, 2015.

11. RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders advance funds to the Company for travel related and working capital purposes. As of December 31, 2015 and September 30, 2015, there were no related party advances outstanding.

As of December 31, 2015 and September 30, 2015, accrued compensation due officers and executives included in accounts payable was $696,158 and $670,839, respectively.

12. FAIR VALUE MEASUREMENTS

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

●	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

●	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

●	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable.

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$2,085,898	$2,085,898
Total	$–	$–	$2,085,898	$2,085,898

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the three months ended December 31, 2015.

Three months ended December 31, 2015:

Derivative Liabilities
Balance, April 1, 2015	$-

Transfers in from equity the initial beneficial conversion feature	270,306

Adjustment to interest expense the excess of fair value of fair value of derivative liabilities	1,815,592

Balance, December 31, 2015	$2,085,898

Total charge for the three month period included in earnings relating to the liabilities held at December 31, 2015	$606,908

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes (see Note 8).

13. SUBSEQUENT EVENTS

None.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

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

Shaker & Pie

Our newest concept, Shaker & Pie, is a new interactive restaurant concept combining wood-fired pizzas with healthy, hearty Italian-influenced street food. An “interactive restaurant” expands upon the traditional restaurant concept by incorporating an interactive experience that might include the use of tablets to place orders, and social interaction on social media, including the use of on-line reservations or on-line ordering. We expect Shaker & Pie will provide a lasting impression on the South Florida restaurant arena, where the flagship location is slated to open in the fourth fiscal quarter of 2016 in the Mizner Park area of affluent, Boca Raton, Florida. Boca Raton’s Mizner Park is a pioneering downtown mixed-use project that includes 236,000 square feet of retail space, 267,000 square feet of office space, luxury retail apartments, town homes and cultural arts space, as well as a 5,000-person-capacity open-air amphitheater and was named one of America’s Top Public Places in 2010 by the American Planning Association. In addition, Boca Raton has been rated among the best places to start a new restaurant by the personal finance website NerdWallet.com. We are in the final stages of entering into a joint venture agreement with Sub-Culture Restaurant Group, an unrelated third party familiar with the operations of similar restaurant concepts for our initial Shaker & Pie location to utilize our executive management and marketing know-how and utilize our planned joint venture partner’s restaurant operating experience. It is expected that we will own a controlling interest in the joint venture and that we will be responsible for all conceptual design and brand direction, as well as share in the operating and marketing responsibilities of the restaurant. The flagship Shaker & Pie is expected to occupy approximately 3,638 square feet and, based on the currently proposed menu, the expected average cost for lunch will be $12.00 per person and $15.00 per person for dinner.

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

EXO

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

Results of Operations

Three months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Total Revenue. For three months ended December 31 2015, total revenue decreased by $20,146 to $32,244 compared to $ 52,390 in the same period in fiscal 2014. Revenue for the three months ended December 31, 2015 was comprised of $30,077 royalty income and $2,167 sales from our recently acquired EXO subsidiary as compared to royalty income of $52,390 for the same period last year.

The reduction in royalty income is due to two units that left the franchise system as part of a settlement in fiscal 2014 and the absence of income we recognized in fiscal 2014 as part of that settlement. As a result of the reduction in franchised units, there were nine franchised restaurants operating in the United States at December 31, 2014 and six restaurants operating at December 31, 2015.

Sales from our newly acquired EXO subsidiary was $2,167 from the date of our acquisition of December 16, 2015 through December 31, 2015.

Cost of sales. Cost of sales was $498 or 23% of related sales for the three months ended December 31, 2015 giving us a gross profit from sales of $1,669 or 77%. We did not have sales/cost of sales for same period in 2014.

Total Operating Expenses. For three months ended December 31, 2015, total operating expenses increased 21.6% to $175,414 compared to $144,198 for same period in fiscal 2014. This increase was primarily due to an increase of $22,024 in selling, general and administrative expense due to our acquisition of Pizza Fusion Holdings, Inc., SEC reporting obligations and compliance with our SEC filing obligations and $8,980 in payroll expense.

Interest expense. During the three months ended December 31, 2015, we had outstanding convertible debentures with an embedded derivative, at December 31, 2015, we determined a market had been established for our common stock and accordingly, reclassified from equity to liability treatment the initial previously recorded beneficial conversion feature of the conversion provision of $270,306 and recorded an interest charge of $1,815,592 in establishing the initial fair value of the conversion option.

Net Loss. As a result of the above, the net loss for three months ended December 31, 2015 increased $1,888,004, or 2100.9%, to $1,977,870 compared to $89,866 in the same period, last year.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements.

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

As of December 31, 2015, our working capital deficit amounted to $ 959,633, an increase of $ 15,143 as compared to working capital deficit of $944,490 as of September 30, 2015. This increase is primarily a result of a 6,638 reduction in total current assets and by a $8,505 increase in current liabilities. Working capital at September 30, 2015 included primarily cash and cash equivalents of $258,265, accounts receivable of $5,688, inventory of 17,577 and prepaid and other current assets of $5,103, offset by accounts payable and accrued liabilities of $ 936,634, advances of $218,361, convertible notes payable of $41,271 and $50,000 of notes payable.

Cash used in operating activities of $129,857 during three months ended December 31,2015 was primarily attributable to a net loss of $1,977,870, partially offset by non-cash interest of $1,815,592, depreciation and amortization of $18,276 and changes in operating assets and liabilities of $14,145.

Cash used in investing activities was $47,163 during three months ended December 31, 2015 comprised of $22,163 net cash component of the acquisition of EXO and purchase of property and equipment principally related to design and related costs associated with a planned new restaurant of $25,000.

Cash provided by financing activities of $162,500 during three months ended December 31, 2015 was attributable to proceeds from issuance of convertible notes of $150,000 and advances of $12,500 from the Company’s prospective joint venture partner for the proposed Shaker & Pie restuarant. Cash provided by financing activities of $106,500 during three months ended December 31, 2014 was attributable to proceeds from advances.

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

Off-Balance Sheet Arrangements

As of December 31 , 2015, Pizza Fusion did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Auditor’s Opinion Expresses Doubt About the Company’s Ability to Continue as a “Going Concern”

The independent auditor’s report on our September 30, 2015 consolidated financial statements states that the Company’s historical losses and accumulated deficiency raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and deficiency. If we are unable to develop our business, we will have to reduce, discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Derivative Liability The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2015 and September 30, 2015, the Company did not have any derivative instruments that were designated as hedges.

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

Royalty income

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

Sales

Sales are generated from an online process either through a web site or through third party providers such as Amazon. Collections are received at the point of sales.

During the three months ended December 31, 2015, sales were comprised of sports products from the Company’s wholly owned subsidiary, EXO:EXO, Inc.

Recent Accounting Pronouncements

We implemented all new accounting standards that are in effect and that may impact its consolidated financial statements. We do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on the consolidated financial position or results of operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and President who acts as our chief financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and President evaluated the effectiveness of disclosure controls and procedures as of December 31, 2015 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and President concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management identified the following material weakness and significant deficiencies in its disclosure controls and procedures as of December 31, 2015:

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Occasionally, we may be involved in litigation matters relating to claims arising from the ordinary course of business. We do not believe that there are any claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on our business, results of operations and financial condition.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2015, the Company converted debt and accrued interest totaling $24,438 into 14,876,000 shares of its common stock.

These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vaughan Dugan	Chief Executive Officer and Director	February 17, 2016
Vaughan Dugan	(principal executive officer)

/s/ Randy Romano	President and Director	February 17, 2016
Randy Romano	(principal financial and accounting officer)