Form 10-Q
period 2016-03-31
PF Hospitality Group, Inc.
filed 2016-05-20
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 20, 2016, there were 81,020,404 shares of registrant’s common stock outstanding.

PF HOSPITALITY GROUP, INC.

FORWARD-LOOKING STATEMENTS

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PF HOSPITALITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	September 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$57,482	$272,785
Accounts receivable, net	16,775	-
Royalties receivable	10,033	15,383
Inventory	24,427	-
Vendor deposits	29,148	-
Prepaid and other current assets	21,022	5,103
Total current assets	158,887	293,271

Property and equipment, net	66,249	34,626

Other assets:
Intangible assets, net	114,050	116,990
Receivable from litigation settlement	19,479	30,104
Deposits	4,834	4,834
Goodwill	1,328,182	-
Total other assets	1,466,545	151,928

Total assets	$1,691,681	$479,825

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$969,294	$920,826
Advances	218,361	205,861
Note payable	50,000	50,000
Convertible notes payable, current portion	37,991	61,074
Total current liabilities	1,275,646	1,237,761

Long term debt:
Convertible notes payable, long term portion	266,097	166,083
Deferred revenue, long term portion	404,210	404,210
Customer deposits	50,000	50,000
Derivative liability	627,387	-
Total long term debt	1,347,694	620,293

Total liabilities	2,623,340	1,858,054

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized as of March 31, 2016 and September 30, 2015
Series A Preferred Stock, $0.0001 par value; 2,000,000 shares designated, 2,000,000 shares issued and outstanding as of March 31, 2016 and September 30, 2015	200	200
Common stock, $0.0001 par value; 500,000,000 and 2,000,000,000 shares authorized, 81,020,404 and 63,044,404 shares issued and outstanding as of March 31, 2016 and September 30, 2015, respectively	8,102	6,304
Additional paid in capital	11,025,029	9,477,645
Deficit	(11,964,990)	(10,862,378)
Total deficit	(931,659)	(1,378,229)

Total liabilities and stockholders’ deficit	$1,691,681	$479,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PF HOSPITALITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Revenues:
Royalty income	$43,369	$69,838	$73,446	$122,228
Sales	94,110	-	96,277	-
Total revenues	137,479	69,838	169,723	122,228

Cost of sales	39,790	-	40,288	-

Gross profit	97,689	69,838	129,435	122,228

Operating expenses:
Payroll expenses	118,485	99,787	220,810	193,132
Selling, general and administrative expenses	540,924	47,150	609,712	93,914
Depreciation and amortization	4,724	4,089	9,025	8,178
Total operating expenses	664,133	151,026	839,547	295,224

Net loss from operations	(566,444)	(81,188)	(710,112)	(172,996)

Other income (expense):
Gain on change in derivative liabilities	1,458,511	-	1,458,511	-
Litigation settlement	-	102,500	-	102,500
Other income	-	-	-	1,942
Interest expense	(16,809)	-	(1,851,011)	-
Total other income (expense):	1,441,702	102,500	(392,500)	104,442

Net income (loss) before income tax provision	875,258	21,312	(1,102,612)	(68,554)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$875,258	$21,312	$(1,102,612)	$(68,554)

Net income (loss) per common share, basic	$0.01	$0.00	$(0.01)	$(0.00)

Net income (loss) per common share, diluted	$0.01	$0.00	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic	78,725,899	17,117,268	76,658,961	17,117,268

Weighted average number of common shares outstanding, diluted	116,003,567	19,502,998	76,658,961	17,117,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PF HOSPITALITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED MARCH 31, 2016

					Additional
	Series A Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2015	2,000,000	$200	63,044,404	$6,304	$9,477,645	$(10,862,378)	$(1,378,229)
Common stock issued upon settlement of convertible notes	-	-	16,876,000	1,688	26,031	-	27,719
Common stock issued for services	-	-	600,000	60	395,940	-	396,000
Common stock issued to acquire EXO:EXO	-	-	500,000	50	1,314,950	-	1,315,000
Beneficial conversion feature related to convertible notes	-	-	-	-	80,769	-	80,769
Reclassify beneficial conversion feature from equity to derivative liability	-	-	-	-	(270,306)	-	(270,306)
Net loss	-	-	-	-	-	(1,102,612)	(1,102,612)
Balance, March 31, 2016 (unaudited)	2,000,000	$200	81,020,404	$8,102	$11,025,029	$(11,964,990)	$(931,659)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PF HOSPITALITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,102,612)	$(68,554)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	9,025	8,178
Amortization of debt discount	30,785	-
Non-cash interest	1,815,592	-
Gain on change in fair value of derivative liabilities	(1,458,511)	-
Common stock issued for services	396,000	-
Changes in operating assets and liabilities:
Accounts and royalties receivable	(11,425)	65
Inventory	(7,535)	-
Litigation receivable	10,625	(40,729)
Vendor deposits	(29,148)	-
Other prepaid assets	(15,919)	-
Accounts payable and accrued liabilities	32,483	64,236
Deferred income and customer deposits	-	(12,895)
Net cash used in operating activities	(330,640)	(49,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid to acquire EXO:EXO	(22,163)	-
Purchase of property and equipment	(25,000)	(15,565)
Net cash used in investing activity	(47,163)	(15,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	12,500	106,500
Proceeds from issuance of convertible notes payable	150,000	-
Net cash provided by financing activities	162,500	106,500

Net (decrease) increase in cash	(215,303)	41,236

Cash, beginning of the period	272,785	95,797
Cash, end of the period	$57,482	$137,033

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature relating to convertible note payable	$80,769	$-
Common stock issued in settlement of convertible notes	$27,719	$-
Common stock issued to acquire EXO:EXO	$1,315,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

The consolidated financial statements include the accounts of PF Hospitality Group, Inc. and its wholly owned subsidiaries, Pizza Fusion Holdings, Inc., EXO and Shaker & Pie, Inc. (hereafter referred to as the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

The Company does not amortize goodwill. The Company recorded goodwill in the aggregate amount of $1,328,182 as a result of the acquisition of EXO during the six months ended March 31, 2016.

The Company accounts for and reports acquired goodwill under Accounting Standards Codification subtopic 350-10, Intangibles-Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, at least annually, the Company tests its intangible assets for impairment or more often if events and circumstances warrant. Any write-downs will be included in results from operations.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended March 31, 2016 are not necessarily indicative of the operating results that may be expected for the year ended September 30, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2015 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

During the three and six months ended March 31, 2016, sales were comprised of sports products from the Company’s wholly owned subsidiary, EXO.

Inventory

The Company maintains an inventory, which consists primarily of packaged, delivered sports product. The Company acquires all of its inventory in a completed (finished goods) condition. The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.

As of March 31, 2016, the Company’s inventory, comprised of available for sale sports goods, was $24,427.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016 and September 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes payable, convertible notes payable, derivative liabilities and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2016 and September 30, 2015, the Company did not have any derivative instruments that were designated as hedges. See Notes 7 and 8 for discussion of the Company’s derivative liabilities.

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

On December 31, 2015, the Company determined that the conversion provisions embedded in issued convertible debentures met the defined criteria of a derivative in such that the net settlement requirement of delivery of common shares does meet the “readily convertible to cash” as described in Accounting Standards Codification 815 and therefore bifurcation is required.

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Net Income (Loss) per Share

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

The computation of basic and diluted income (loss) per share as of March 31, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	March 31, 2016	March 31, 2015

Convertible notes payable	23,480,426	-
Warrants to purchase common stock	13,797,242	2,385,730
Totals	37,277,668	2,385,730

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

Registration Rights

The Company accounts for registration rights agreements in accordance with the Accounting Standards Codification subtopic 825-20, Registration Payment Arraignments (“ASC 825-20”). Under ASC 825-20, the Company is required to disclose the nature and terms of the arraignment, the maximum potential amount and to assess each reporting period the probable liability under these arraignments and, if exists, to record or adjust the liability to current period operations. On March 31, 2016, the Company determined that possible payments under its registration rights agreement was not probable and therefore did not accrue as interest expense in current period operations for possible liability under the registration rights agreements.

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $11,964,990, net loss of $1,102,612 and net cash used in operations of $330,640 for the six months ended March 31, 2016 which raises substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended March 31, 2016, the Company raised $150,000 in cash proceeds from the issuance of convertible promissory notes. The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements through June 2016.

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

4. PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2016 and September 30, 2015 is summarized as follows:

	March 31, 2016	September 30, 2015
Construction in process	$43,150	$18,150
Equipment	60,406	47,697
Leasehold improvements	10,513	10,513
Furniture and fixtures	37,604	37,604
Subtotal	151,673	113,964
Less accumulated depreciation	(85,424)	(79,338)
Property and equipment, net	$66,249	$34,626

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

Depreciation expense for the three and six months ended March 31, 2016 was $3,254 and $6,085, respectively; and $2,619 and $5,238 for the three and six months ended March 31, 2015, respectively.

5. INTANGIBLE ASSETS

Intangible assets as of March 31, 2016 and September 30, 2015 is summarized as follows:

	March 31, 2016	September 30, 2015
Franchise and trademark rights	$71,949	$71,949
Trademark costs	45,429	45,429
Website	43,625	43,625
Subtotal	161,003	161,003
Less accumulated depreciation	(46,953)	(44,013)
Property and equipment, net	$114,050	$116,990

Amortization expense for the three and six months ended March 31, 2016 was $1,470 and $2,940, respectively; and $1,470 and $2,940 for the three and six months ended March 31, 2015, respectively.

6. NOTES PAYABLE

On July 10, 2014 the Company issued a note payable with face value $50,000, non-interest bearing, due on demand. The balance as of March 31, 2016 and September 30, 2015 was $50,000.

7. CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of March 31, 2016 and September 30, 2015 is summarized as follows:

	March 31, 2016	September 30, 2015
Notes payable, acquired in recapitalization	$37,991	$61,074
Notes payable, due July 27, 2020, net of unamortized debt discounts of $291,675 and $224,924, respectively	266,097	166,183
Subtotal	290,559	227,257
Less current maturities	(37,991)	(61,074)
Long term portion	$266,097	$166,183

Under the terms of the securities purchase agreement dated July 27, 2015, the Company issued and sold an aggregate of $1,333,334 principal amount of convertible debentures due July 27, 2020 for a price of $1,200,000. Proceeds from this debenture will be paid to the company as follows: $140,000 upon signing with the balance payable in five consecutive monthly installments of $212,000 commencing on September 1, 2015. The company agreed to pay interest for the first 12 months at the rate of 10% per annum on the amounts advanced payable in cash in six equal tranches, the first of which is due on date the company closed on the financing and remainder will be due on each of the first five monthly anniversaries of such date. As of March 31, 2016, the Company has received net proceeds of $502,000 under the security purchase agreement. The Company is in discussions with the purchasers of the convertible debentures to revise the payment schedule for the remaining $698,000 due to the Company under the convertible debentures.

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

The Company determined the fair value of the embedded conversion provisions of the debentures of $2,085,898 at December 31, 2015 using the Multinomial Lattice pricing model and the following assumptions: estimated contractual terms, a risk free interest rate of 1.76%, a dividend yield of 0%, and volatility of 56.38%. The fair value derivative liability of $2,085,898 was recorded as a liability at December 31, 2015 and a charge to current period interest of $1,815,592 representing the excess in fair value of the liability from the initially recorded beneficial conversion feature reclassified from equity.

At March 31, 2016, the fair value of the embedded conversion provisions of the debentures of $627,387 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 62.01%; risk free rate: 1.21%; and expected life: 4.33 years. The Company recorded a gain on change in derivative liabilities of $1,458,511 during the three and months ended March 31, 2016.

For the three and six months ended March 31, 2016, the Company amortized $16,810 and $30,684 of debt discount and original issuance discounts to current period operations as interest expense, respectively.

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

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

As of March 31, 2016, the Company has issued an aggregate of 19,820,000 shares of its common stock in settlement of $32,245 of promissory notes.

8. DERIVATIVE LIABILITIES

As described in Note 7, the Company issued convertible notes that contain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

9. STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock as of March 31, 2016 and September 30, 2015. As of March 31, 2016, the Company has designated and sold 2,000,000 shares of Series A Preferred Stock.

Common stock

The Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock as of March 31, 2016 and September 30, 2015. As of March 31, 2016 and September 30, 2015, the Company had 81,020,404 and 63,044,404 common shares issued and outstanding, respectively.

During the six months ended March 31, 2016, the Company issued 16,876,000 shares of its common stock in settlement of $27,719 of promissory notes.

During the six months ended March 31, 2016, the Company issued 600,000 shares of its common stock for consulting services valued at $396,000.

During the six months ended March 31, 2016, the Company issued 500,000 shares of its common stock to acquire EXO on December 16, 2015 as discussed in Note 1.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at March 31, 2016:

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

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

A summary of the warrant activity for the six months ended March 31, 2016:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at September 30, 2015	13,797,242	$0.25	3.00	$-
Grants	-
Exercised	-
Canceled	-
Outstanding at March 31,2016	13,797,242	$0.25	2.25	$-

Vested and expected to vest at March 31, 2016	13,797,242	$0.25	2.25	$689,862
Exercisable at March 31, 2016	13,797,242	$0.25	2.25	$689,862

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.30 as of March 31, 2016, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

10. COMMITMENTS AND CONTINGENCIES

Planned Joint Venture

In 2015, the Company formed Shaker & Pie, Inc., a Florida corporation that is expected to enter into a joint venture agreement with an unrelated third party that will own and operate the initial Shaker & Pie location. Shaker & Pie is a new interactive restaurant concept combining wood-fired pizzas with healthy, hearty Italian-influenced street food. Under the terms of the planned joint venture, the Company plans to own 51% of the joint venture entity. Prior to September 30, 2015, Shaker & Pie, Inc. was inactive. See, however, Note 13-Subsequent Events.

Debt assumption/indemnification

In connection with the merger on July 1, 2015, previous officers of PF Hospitality Group, Inc. assumed and indemnified the Company for an aggregate of $590,990 outstanding debt, all of which was considered old, unidentified and considered due by the previous management.

Litigation

The Company is subject at times to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of March 31, 2016.

11. RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders advance funds to the Company for travel related and working capital purposes. As of March 31, 2016 and September 30, 2015, there were no related party advances outstanding.

As of March 31, 2016 and September 30, 2015, accrued compensation due officers and executives included in accounts payable was $718,311 and $670,839, respectively.

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$627,387	$627,387
Total	$–	$–	$627,387	$627,387

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the six months ended March 31, 2016.

Six months ended March 31, 2016:

Derivative Liabilities
Balance, April 1, 2015	$-

Transfers in from equity the initial beneficial conversion feature	270,306

Adjustment to interest expense the excess of fair value of fair value of derivative liabilities	1,815,592

Mark-to-market at March 31, 2016:	(1,458,511)

Balance, March 31, 2016	$627,387

Net gain for the period included in earnings relating to the liabilities held at March 31, 2016	$1,458,511

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes (see Note 8).

13. SUBSEQUENT EVENTS

The Company terminated its plans to open its Shaker & Pie restaurant concept it intended to open in Boca Raton’s Mizner Park because it recently became apparent that the landlord for the planned location would not be able to secure required approval for parking from the City of Boca Raton. The Company also terminated its efforts to enter into a joint venture with agreement with an unrelated third party who was expected to provide financing and marketing and operating assistance in this planned location.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Pizza Fusion

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

During the three-month period ended March 31, 2016, the operator of the Pizza Fusion locations in Saudi Arabia closed four of the seven locations as a result of weakening demand stemming from reductions in discretionary spending due to continued world-wide reductions in the price of and demand for crude oil. As of the date of this report, there are a total of 6 Pizza Fusion locations in the U.S., 2 in United Arab Emirates and 3 in Saudi Arabia.

EXO:EXO

Following our December 16, 2015 acquisition of EXO:EXO, Inc., (“EXO”), a designer and producer of active wear brands offered in national fitness retailers in the U.S., we sell the “Exosleeve” compression knee sleeves and other active wear products that are utilized in functional athletic fitness, powerlifting, Olympic weightlifting, endurance training, boot camps, circuit training programs, and strength training protocols, and are sold by major online retailers.

As part of our plans to expand this line of our business, on April 5, 2016 we announced the relaunch of EXO’s retail website www.exosleeve.com featuring athletic sleeves, wraps, workout gear and product information in a more user engaging way. Exosleeve is the brand name of EXO’s active wear product line. Since our December 2015 acquisition of EXO, we have been developing plans to introduce an innovative new line of active wear along with the relaunch of this website. Exo is the brand of choice for numerous elite functional fitness athletes including Olympic Gold Medalist, Anna Tunnicliffe of the 2008 US Sailing Team, Top 25 CrossFit Games athlete Brooke Ence and Noah Ohlsen who recently won the 2016 CrossFit Games Open. EXO has also recently begun selling its products through several online retailers to meet increasing demand for its Exosleeve branded active wear products.

Also, on April 7, 2016 we announced that 2016 NFL first round draft pick Keanu Neal signed a non-binding memorandum of understanding to become a brand ambassador for EXO’s Athletic Brand division. Mr. Neal is considered “ultra-athletic and strong” and embodies the personal and athletic characteristics EXO’s target market customer strives for. Mr. Neal will join EXO’s other sponsored CrossFit athletes, Noah Ohlsen, who recently won 1st place in the 2016 CrossFit Games Open Men’s Division and Brooke Ence who won third place in the Northern California Region of the 2016 CrossFit Games Open Women’s Division.

We expect that this group will drive solid opportunities for expansion. We believe that leveraging our infrastructure and operations team will lead to potential acquisitions of undervalued brands in need of our managerial talent and cost control procedures.

Shaker & Pie

We terminated our plans to open our planed Shaker & Pie restaurant concept we intended to open in Boca Raton’s Mizner Park because it recently became apparent that the landlord for the planned location would not be able to secure required approval for parking from the City of Boca Raton. We also terminated our efforts to enter into a joint venture with agreement with an unrelated third party who was expected to provide financing and marketing and operating assistance in this planned location. We are evaluating our plans on whether to identifying another location for this restaurant concept. .

Results of Operations

Three months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Total Revenue. For three months ended March 31 2016, total revenue increased by $67,641 to $137,479 compared to $69,838 in the same period in fiscal 2015. The increase in revenue for the three months ended March 31, 2016 was primarily related to a $94,110 increase in sales from EXO which we acquired in December 2015, partially offset by a reduction of approximately $26,469 in royalty income due to the closure of five Pizza Fusion locations in Saudi Arabia.

Cost of sales. Cost of sales was $39,790 or 42% of related sales for the three months ended March 31, 2016 giving us a gross profit from sales of $54,320 or 58%. We did not have sales/cost of sales for same period in 2015.

Total Operating Expenses. For three months ended March 31, 2016, total operating expenses increased 339.7% to $664,133 compared to $151,026 for same period in fiscal 2015. This increase was primarily due non-cash stock based compensation paid for investment banking and financial advisory services of $396,000 in the current period as compared to $-0- the prior year. In addition, our payroll and selling, general and administrative expenses increased by $10,611 and $51,347 due to our acquisition of EXO subsidiary.

Gain on change in fair value of derivative liabilities. During fiscal 2015 and 2016, we issued convertible notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $1,458,511 and $-0- on change in fair value of derivative liabilities for the three months ended March 31, 2016 and 2015, respectively.

Litigation settlement. During the three months ended March 31, 2015, we received $102,500 in litigation settlement as compared to $-0- for the current period.

Interest expense. Interest expense for the three months ended March 31, 2016 primarily represents amortization of debt discounts related to our issued convertible notes of $16,809 as compared to $-0- for same period last year.

Net Income. As a result of the above, the net income for three months ended March 31, 2016 increased $853,946, or 4006.9%, to $875,258 compared to $21,312 in the same period, last year.

Six months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015

Total Revenue. For six months ended March 31 2016, total revenue increased by $47,495 to $169,723 compared to $122,228 in the same period in fiscal 2015. The increase in revenue for the six months ended March 31, 2016 was primarily related to a $96,277 increase in sales from EXO which we acquired in December 2015, partially offset by a reduction of approximately $48,782 in royalty income due to the closure of four Pizza Fusion locations in Saudi Arabia and the two units that left the franchise system as part of a settlement in fiscal 2015.

Cost of sales. Cost of sales was $40,288 or 41.8% of related sales for the six months ended March 31, 2016 giving us a gross profit from sales of $55,989 or 58.2%. We did not have sales/cost of sales for same period in 2015.

Total Operating Expenses. For six months ended March 31, 2016, total operating expenses increased 184.4% to $839,547 compared to $295,224 for same period in fiscal 2015. This increase was primarily due non-cash stock based compensation paid for investment banking and financial advisory services of $396,000 in the current period as compared to $-0- the prior year. In addition, our payroll and selling, general and administrative expenses increased by $10,611 and $51,347 due to our acquisition of EXO subsidiary. Lastly we incurred additional selling, general and administrative expense due to our acquisition of Pizza Fusion Holdings, Inc., SEC reporting obligations and compliance with our SEC filing obligations

Gain on change in fair value of derivative liabilities

During fiscal 2015 and 2016, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $1,458,511 and $-0- on change in fair value of derivative liabilities for the six months ended March 31, 2016 and 2015, respectively.

Interest expense. During the six months ended March 31, 2016, we had outstanding convertible debentures with an embedded derivative, at December 31, 2015, we determined a market had been established for our common stock and accordingly, reclassified from equity to liability treatment the initial previously recorded beneficial conversion feature of the conversion provision of $270,306 and recorded an interest charge of $1,815,592 in establishing the initial fair value of the conversion option. In addition, we amortized debt discounts associated with our issued convertible notes of $30,785 for the six months ended March 31, 2016 as compared to $-0- for same period last year.

Net Loss. As a result of the above, the net loss for six months ended March 31, 2016 increased $1,034,058, or 1508.4%, to $1,102,612 compared to $68,554 in the same period, last year.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements.

Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015

As of March 31, 2016, our working capital deficit amounted to $1,116,759, an increase of $172,269 as compared to working capital deficit of $944,490 as of September 30, 2015. This increase is primarily a result of a $134,384 reduction in total current assets and by a $37,885 increase in current liabilities. Working capital at March 31, 2016 included primarily cash and cash equivalents of $57,482, accounts and royalty receivables of $26,808, inventory of 24,427, vendor deposits of $29,148 and prepaid and other current assets of $21,022, offset by accounts payable and accrued liabilities of $ 969,294, advances of $218,361, convertible notes payable of $37,991 and $50,000 of notes payable.

Cash used in operating activities of $330,640 during six months ended March 31,2016 was primarily attributable to a net loss of $1,102,612, partially offset by non-cash interest of $1,815,592, depreciation and amortization of $39,810, stock based compensation of $396,000, offset by gain on change in derivative liability of $1,458,511 and changes in operating assets and liabilities of $20,919.

Cash used in investing activities was $47,163 during six months ended March 31, 2016 comprised of $22,163 net cash component of the acquisition of EXO and purchase of property and equipment principally related to design and related costs associated with a planned new restaurant of $25,000.

Cash provided by financing activities of $162,500 during six months ended March 31, 2016 was attributable to proceeds from issuance of convertible notes of $150,000 and advances of $12,500 from the Company’s prospective joint venture partner for the proposed Shaker & Pie restaurant. Cash provided by financing activities of $106,500 during six months ended March 31, 2015 was attributable to proceeds from advances.

Capital Resources

We expect to incur a minimum of $500,000 in expenses during the next twelve months of operations as we expand our EXO operations, acquisition of new restaurant concepts and manage our current franchise operations. We estimate that this will be comprised of approximately $300,000 towards inventory and marketing costs and approximately $200,000 will be needed for general overhead expenses such as for corporate legal and accounting fees, office overhead and general working capital.

We have not determined the amount of funds needed to finance our growth plans. We plan to fund these costs from the proceeds of our $1.3 million principal amount convertible debentures. In the event we run into cost overruns or lower than anticipated revenues, we will have to raise the funds to pay for these expenses. We potentially will have to issue debt or equity, obtain capital from our joint venture partner or enter into a strategic arrangement with other third parties.

There can be no assurance that additional capital will be available to us. Other than the remaining $698,000 principal amount due us under our outstanding convertible debentures and our discussions with the investors in that offering to continue funding this amount, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes that exceed our current working capital and the future amounts funded under our convertible debentures will have a severe negative impact on our ability to remain a viable company.

Off-Balance Sheet Arrangements

As of March 31, 2016, Pizza Fusion did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources for our capital needs by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and planned expansion and seeking equity and/or debt financing. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans.

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

Derivative Liability. The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2016 and September 30, 2015, the Company did not have any derivative instruments that were designated as hedges.

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

During the six months ended March 31, 2016, sales were comprised of sports products from the Company’s wholly owned subsidiary, EXO:EXO, Inc.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and President who acts as our chief financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and President evaluated the effectiveness of disclosure controls and procedures as of March 31, 2016 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and President concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management identified the following material weakness and significant deficiencies in its disclosure controls and procedures as of March 31, 2016:

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016, the Company converted debt and accrued interest totaling $3,281 into 2,000,000 shares of its common stock.

These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

10.1	Banking Engagement Agreement between PF Hospitality Group, Inc. and Newbridge Securities Corporation dated February 29, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 3, 2016).
31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vaughan Dugan	Chief Executive Officer and Director	May 20, 2016
Vaughan Dugan	(principal executive officer)

/s/ Randy Romano	President and Director	May 20, 2016
Randy Romano	(principal financial and accounting officer)

