Form 10-Q
period 2016-06-30
PF Hospitality Group, Inc.
filed 2016-08-18
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of May 18, 2016, there were 82,252,455 shares of registrant’s common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PF HOSPITALITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	September 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$8,167	$272,785
Accounts receivable, net	8,332	-
Royalties receivable	23,500	15,383
Inventory	71,021	-
Vendor deposits	29,907	-
Prepaid and other current assets	19,314	5,103
Total current assets	160,241	293,271

Property and equipment, net	39,230	34,626

Other assets:
Intangible assets, net	112,580	116,990
Receivable from litigation settlement	14,167	30,104
Deposits	4,834	4,834
Goodwill	1,328,182	-
Total other assets	1,459,763	151,928

Total assets	$1,659,234	$479,825

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,059,204	$920,826
Advances	218,361	205,861
Customer deposits, short term	6,000	-
Note payable	57,600	50,000
Convertible notes payable, current portion	37,991	61,074
Total current liabilities	1,379,156	1,237,761

Long term debt:
Convertible notes payable, long term portion	282,907	166,083
Deferred revenue, long term portion	404,210	404,210
Customer deposits	50,000	50,000
Derivative liability	3,279,605	-
Total long term debt	4,016,722	620,293

Total liabilities	5,395,878	1,858,054

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized as of June 30, 2016 and September 30, 2015
Series A Preferred Stock, $0.0001 par value; 2,000,000 shares designated, 2,000,000 shares issued and outstanding as of June 30, 2016 and September 30, 2015	200	200
Common stock, $0.0001 par value; 500,000,000 and 2,000,000,000 shares authorized, 81,020,404 and 63,044,404 shares issued and outstanding as of June 30, 2016 and September 30, 2015, respectively	8,102	6,304
Additional paid in capital	11,025,029	9,477,645
Deficit	(14,769,975)	(10,862,378)
Total deficit	(3,736,644)	(1,378,229)

Total liabilities and stockholders’ deficit	$1,659,234	$479,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PF HOSPITALITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Revenues:
Royalty income	$49,396	$31,405	$122,842	$153,633
Sales	93,102	15,395	189,379	15,395
Total revenues	142,498	46,800	312,221	169,028

Cost of sales	57,952	-	98,240	-

Gross profit	84,546	46,800	213,981	169,028

Operating expenses:
Payroll expenses	109,373	90,677	330,183	283,809
Selling, general and administrative expenses	106,404	43,236	716,116	137,150
Depreciation and amortization	4,725	4,089	13,750	12,267
Total operating expenses	220,502	138,001	1,060,049	433,225

Net loss from operations	(135,956)	(91,201)	(846,068)	(264,197)

Other income (expense):
Gain on change in derivative liabilities	(2,652,219)	-	(1,193,708)	-
Litigation settlement	-	-	-	102,500
Other income	-	-	-	1,942
Interest expense	(16,810)	-	(1,867,821)	-
Total other income (expense):	(2,669,029)	-	(3,061,529)	104,442

Net loss before income tax provision	(2,804,985)	(91,201)	(3,907,597)	(159,756)

Provision for income taxes	-	-	-	-

NET LOSS	$(2,804,985)	$(91,201)	$(3,907,597)	$(159,756)

Net loss per common share, basic and diluted	$(0.03)	$(0.01)	$(0.05)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	81,020,404	17,117,268	78,107,470	17,117,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PF HOSPITALITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED JUNE 30, 2016

					Additional
	Series A Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2015	2,000,000	$200	63,044,404	$6,304	$9,477,645	$(10,862,378)	$(1,378,229)
Common stock issued upon settlement of convertible notes	-	-	16,876,000	1,688	26,031	-	27,719
Common stock issued for services	-	-	600,000	60	395,940	-	396,000
Common stock issued to acquire EXO:EXO	-	-	500,000	50	1,314,950	-	1,315,000
Beneficial conversion feature related to convertible notes	-	-	-	-	80,769	-	80,769
Reclassify beneficial conversion feature from equity to derivative liability	-	-	-	-	(270,306)	-	(270,306)
Net loss	-	-	-	-	-	(3,907,597)	(3,907,597)
Balance, June 30, 2016 (unaudited)	2,000,000	$200	81,020,404	$8,102	$11,025,029	$(14,769,975)	$(3,736,644)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PF HOSPITALITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,907,597)	$(159,756)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	13,750	12,267
Amortization of debt discount	47,594	-
Non-cash interest	1,815,591	-
Loss on change in fair value of derivative liabilities	1,193,708	-
Common stock issued for services	396,000	-
Changes in operating assets and liabilities:
Accounts and royalties receivable	(16,449)	(1,208)
Inventory	(54,129)	-
Litigation receivable	15,937	(35,417)
Vendor deposits	(29,907)	-
Other prepaid assets	(8,211)	-
Accounts payable and accrued liabilities	122,393	92,825
Deferred income and customer deposits	-	(7,895)
Net cash used in operating activities	(411,320)	(99,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid to acquire EXO:EXO	(22,163)	-
Purchase of property and equipment	(1,235)	(20,914)
Net cash used in investing activity	(23,398)	(20,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	12,500	106,500
Proceeds from short term notes payable	7,600	-
Proceeds from issuance of convertible notes payable	150,000	-
Net cash provided by financing activities	170,100	106,500

Net decrease in cash	(264,618)	(13,598)

Cash, beginning of the period	272,785	95,797
Cash, end of the period	$8,167	$82,199

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature relating to convertible note payable	$80,769	$-
Common stock issued in settlement of convertible notes	$27,719	$-
Common stock issued to acquire EXO:EXO	$1,315,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

JUNE 30, 2016

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

The Company does not amortize goodwill. The Company recorded goodwill in the aggregate amount of $1,328,182 as a result of the acquisition of EXO during the nine months ended June 30, 2016.

The Company accounts for and reports acquired goodwill under Accounting Standards Codification subtopic 350-10, Intangibles-Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, at least annually, the Company tests its intangible assets for impairment or more often if events and circumstances warrant. Any write-downs will be included in results from operations.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 2016 are not necessarily indicative of the operating results that may be expected for the year ended September 30, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2015 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

During the three and nine months ended June 30, 2016, sales were comprised of sports products from the Company’s wholly owned subsidiary, EXO.

Inventory

The Company maintains an inventory, which consists primarily of packaged, delivered sports product. The Company acquires all of its inventory in a completed (finished goods) condition. The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.

As of June 30, 2016, the Company’s inventory, comprised of available for sale athletic sporting goods and apparel, was $71,021.

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

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016 and September 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes payable, convertible notes payable, derivative liabilities and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

At September 30, 2015, the Company management performed an evaluation of its acquired intangible assets for purposes of determining the implied fair value of the assets at September 30, 2015. The tests indicated that the recorded remaining book value of its intangible assets did not exceed its fair value for the years ended September 30, 2015; and no impairment was deemed to exist as of September 30, 2015. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2016 and September 30, 2015, the Company did not have any derivative instruments that were designated as hedges. See Notes 7 and 8 for discussion of the Company’s derivative liabilities.

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

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

The computation of basic and diluted income (loss) per share as of June 30, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	June 30, 2016	June 30, 2015

Convertible notes payable	37,342,215	-
Warrants to purchase common stock	13,797,242	2,385,730
Totals	51,139,457	2,385,730

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

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Registration Rights

The Company accounts for registration rights agreements in accordance with the Accounting Standards Codification subtopic 825-20, Registration Payment Arraignments (“ASC 825-20”). Under ASC 825-20, the Company is required to disclose the nature and terms of the arraignment, the maximum potential amount and to assess each reporting period the probable liability under these arraignments and, if exists, to record or adjust the liability to current period operations. On June 30, 2016, the Company determined that possible payments under its registration rights agreement was not probable and therefore did not accrue as interest expense in current period operations for possible liability under the registration rights agreements.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $14,769,975, net loss of $3,907,597 and net cash used in operations of $411,320 for the nine months ended June 30, 2016 which raises substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended June 30, 2016, the Company raised $150,000, $12,500 and $7,600 in cash proceeds from the issuance of convertible promissory notes, advances and short term notes, respectively. On July 20, 2016, subsequent to these financial statements, the Company raised $250,000 from the issuance of a convertible note (See Subsequent Events-Note 13)The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements through November 2016.

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

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

4. PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2016 and September 30, 2015 is summarized as follows:

	June 30, 2016	September 30, 2015
Construction in process	$18,150	$18,150
Equipment	61,641	47,697
Leasehold improvements	10,513	10,513
Furniture and fixtures	37,604	37,604
Subtotal	127,908	113,964
Less accumulated depreciation	(88,678)	(79,338)
Property and equipment, net	$39,230	$34,626

Depreciation expense for the three and nine months ended June 30, 2016 was $3,255 and $9,340, respectively; and $2,619 and $7,857 for the three and nine months ended June 30, 2015, respectively.

5. INTANGIBLE ASSETS

Intangible assets as of June 30, 2016 and September 30, 2015 is summarized as follows:

	June 30, 2016	September 30, 2015
Franchise and trademark rights	$71,949	$71,949
Trademark costs	45,429	45,429
Website	43,625	43,625
Subtotal	161,003	161,003
Less accumulated depreciation	(48,423)	(44,013)
Intangible assets, net	$112,580	$116,990

Amortization expense for the three and nine months ended June 30, 2016 was $1,470 and $4,410, respectively; and $1,470 and $4,410 for the three and nine months ended June 30, 2015, respectively.

6. NOTES PAYABLE

On July 10, 2014 the Company issued a note payable with face value $50,000, non-interest bearing, due on demand. The balance as of June 30, 2016 and September 30, 2015 was $50,000.

On June 9, 2016, the Company issued a unsecured promissory note with a face value of $7,600, bearing interest at 8% due six months from issuance with monthly payments of $1,347 per month.

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

7. CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of June 30, 2016 and September 30, 2015 is summarized as follows:

	June 30, 2016	September 30, 2015
Notes payable, acquired in recapitalization	$37,991	$61,074
Notes payable, due July 27, 2020, net of unamortized debt discounts of $274,865 and $224,924, respectively	282,907	166,183
Subtotal	320,898	227,257
Less current maturities	(37,991)	(61,074)
Long term portion	$282,907	$166,183

Under the terms of the securities purchase agreement dated July 27, 2015, the Company issued and sold an aggregate of $1,333,334 principal amount of convertible debentures due July 27, 2020 for a price of $1,200,000. Proceeds from this debenture will be paid to the company as follows: $140,000 upon signing with the balance payable in five consecutive monthly installments of $212,000 commencing on September 1, 2015. The company agreed to pay interest for the first 12 months at the rate of 10% per annum on the amounts advanced payable in cash in six equal tranches, the first of which is due on date the company closed on the financing and remainder will be due on each of the first five monthly anniversaries of such date. As of June 30, 2016, the Company has received net proceeds of $352,000 under the security purchase agreement, $150,000 not under the security purchase agreement (same terms and conditions); and subsequent to these financial statements, an additional $50,000 under the security purchase agreement, $200,000 not under the security purchase agreement (same terms and conditions) (See Note 13-Subsequent Events).

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

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

The Company determined the fair value of the embedded conversion provisions of the debentures of $2,085,898 at December 31, 2015 using the Multinomial Lattice pricing model and the following assumptions: estimated contractual terms, a risk free interest rate of 1.76%, a dividend yield of 0%, and volatility of 56.38%. The fair value derivative liability of $2,085,898 was recorded as a liability at December 31, 2015 and a charge to current period interest of $1,815,591 representing the excess in fair value of the liability from the initially recorded beneficial conversion feature reclassified from equity.

At June 30, 2016, the fair value of the embedded conversion provisions of the debentures of $3,279,605 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 61.93%; risk free rate: 1.01%; and expected life: 4.08 years. The Company recorded a loss on change in derivative liabilities of $1,193,708 during the six and months ended June 30, 2016.

For the three and nine months ended June 30, 2016, the Company amortized $16,810 and $47,594 of debt discount and original issuance discounts to current period operations as interest expense, respectively.

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

As of June 30, 2016, the Company has issued an aggregate of 19,820,000 shares of its common stock in settlement of $32,245 of promissory notes.

8. DERIVATIVE LIABILITIES

As described in Note 7, the Company issued convertible notes that contain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

9. STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock as of June 30, 2016 and September 30, 2015. As of June 30, 2016, the Company has designated and sold 2,000,000 shares of Series A Preferred Stock.

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Common stock

The Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock as of June 30, 2016 and September 30, 2015. As of June 30, 2016 and September 30, 2015, the Company had 81,020,404 and 63,044,404 common shares issued and outstanding, respectively.

During the nine months ended June 30, 2016, the Company issued 16,876,000 shares of its common stock in settlement of $27,719 of promissory notes.

During the nine months ended June 30, 2016, the Company issued 600,000 shares of its common stock for consulting services valued at $396,000.

During the nine months ended June 30, 2016, the Company issued 500,000 shares of its common stock to acquire EXO on December 16, 2015 as discussed in Note 1.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at June 30, 2016:

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

A summary of the warrant activity for the nine months ended June 30, 2016:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at September 30, 2015	13,797,242	$0.25	3.00	$-
Grants	-
Exercised	-
Canceled	-
Outstanding at June 30,2016	13,797,242	$0.25	2.00	$-

Vested and expected to vest at June 30, 2016	13,797,242	$0.25	2.00	$-
Exercisable at June 30, 2016	13,797,242	$0.25	2.00	$-

The aggregate intrinsic value (if any) in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.22 as of June 30, 2016, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

10. COMMITMENTS AND CONTINGENCIES

Debt assumption/indemnification

In connection with the merger on July 1, 2015, previous officers of PF Hospitality Group, Inc. assumed and indemnified the Company for an aggregate of $590,990 outstanding debt, all of which was considered old, unidentified and considered due by the previous management.

Litigation

The Company is subject at times to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of June 30, 2016.

11. RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders advance funds to the Company for travel related and working capital purposes. As of June 30, 2016 and September 30, 2015, there were no related party advances outstanding.

As of June 30, 2016 and September 30, 2015, accrued compensation due officers and executives included in accounts payable was $774,250 and $670,839, respectively.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of June 30, 2016:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$3,279,605	$3,279,605
Total	$–	$–	$3,279,605	$3,279,605

PF HOSPITALITY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the nine months ended June 30, 2016.

Nine months ended June 30, 2016:

Derivative Liabilities
Balance, April 1, 2015	$-

Transfers in from equity the initial beneficial conversion feature	270,306

Adjustment to interest expense the excess of fair value of fair value of derivative liabilities	1,815,591

Mark-to-market at June 30, 2016:	1,193,708

Balance, June 30, 2016	$3,279,606

Net loss for the period included in earnings relating to the liabilities held at June 30, 2016	$(1,193,708)

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes (see Note 8).

13. SUBSEQUENT EVENTS

Subsequent stock issuances

In August 2016, the Company issued 1,232,051 shares of its common stock in settlement of $50,000 convertible notes payable.

Financing

In July 2016 , the Company issued two convertible notes in aggregate of $250,000.00 principal amount convertible note due November 30, 2020, of which $50,000 was under the securities purchase agreement dated July 27, 2015,. The notes bears interest at an annual rate of 10% on the principal balance. Interest shall be accrued and added to the principal amount of the convertible note. The principal amount and any accrued interest due under the convertible note may be prepaid, in whole or in part at any time upon ten days written notice to the Investor. If the Company exercises its right to prepay any portion of the convertible note, the Company shall make payment to the note holder of an amount in cash equal to the sum of the then outstanding principal amount of this Convertible Debenture being prepaid and accrued interest thereon multiplied by 130%.

The note holder may at any time convert the amount due under the convertible note into shares of common stock of the Company equal to the product of 50% multiplied by the lowest traded price of the common stock for the twenty trading days prior to the conversion date subject to anti-dilution (reset provisions), as defined. In addition, the Company agreed to reduce the conversion price of the previously outstanding notes in aggregate of $557,772 from 65% to 50% multiplied by the lowest traded price of the common stock for the twenty trading days prior to the conversion date.

The Company’s Chief Executive Officer and its President pledged as collateral for the convertible note 24,000,000 and 24,604,365 shares, respectively, of the Company’s common stock they own to the note holders. The number of shares pledged are subject to reduction in the principal and interest amount of the convertible note held by note holders

On July 26, 2016, in conjunction with the funding of $50,000 under the convertible debentures by one of the holders of the convertible notes, we entered into an agreement with all of the holders of such notes to amend the conversion price to equal 50% of the lowest traded price of our common stock for the twenty trading days prior to each conversion date subject to adjustment. In addition, our Chief Executive Office, Vaughn Dugan and its President, Randy Romano, agreed to pledge as collateral for the Convertible Debt 4,800,000 and 4,920,873 shares, respectively, of our common stock they own to the investor who funded the $50,000 payment. The number of shares pledged are subject to reduction in an amount equal to the reduction in the principal amount of the convertible debentures held by the investor divided by $55,555.55 (plus interest on such amount which accrues commencing on the date of the Convertible Debenture) and multiplying the result by the number of pledged shares until the number of pledged shares is zero (the “Pledged Share Reduction”). The Pledged Share Reduction shall be computed no less frequently than within 30 days after the last day of each fiscal quarter.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a management firm which creates and cultivates innovative lifestyle brands within the retail industry featuring functional sports apparel brands under our EXO:EXO line of branded products. In addition, we founded the all-natural and organic pizza franchise, Pizza Fusion with locations in selected markets in the United States, Saudi Arabia, and the United Arab Emirates.

EXO:EXO

Through our wholly owned subsidiary EXO:EXO, Inc., (EXO) which we acquired on December 16, 2015, we design and produce compression knee sleeves and other functional sports gear products utilized in weightlifting, CrossFit, powerlifting, Olympic weightlifting, endurance training, boot camps, circuit training programs, and strength training protocols. The brand is currently offered in national fitness retailers and sold through major online stores globally.

As part of our plans to expand the core EXO product lines, on April 5, 2016 we announced the relaunch of EXO’s consumer facing website, www.exosleeve.com, featuring a full portfolio of athletic sleeves, knee and wrist wraps, workout apparel and product information that offers consumers a more user-engaging manner. In an effort to rapidly expand the brand, EXO has also established several wholesale relationships with on-line retailers such as Rogue Fitness and WOD Superstore.

While building EXO’s retail and business-to-business business to grow our wholesale sales channel, EXO has also been developing a new active wear line to include workout shorts, tops, tanks, leggings and sports bras, which are all now available on our updated, consumer-friendly website.

EXO has a strong foothold as the brand of choice for numerous elite functional fitness athletes including Christmas Abbott CrossFit Games Competitor, Olympic Weightlifter, and first female NASCAR Pit Crew member, Noah Ohlsen, and Brooke Ence elite CrossFit Games athletes. Expanding upon its popularity among elite athletes, on April 7, 2016 we announced that 2016 NFL Atlanta Falcon first round draft pick Keanu Neal signed a non-binding memorandum of understanding to become a brand ambassador for EXO’s Athletic Brand division

Looking towards the future, we are evaluating options for in-house fulfillment and logistics processes and fully expect that EXO will drive solid opportunities for expansion. Our management believes that leveraging the infrastructure and operations teams will lead to further acquisitions of undervalued brands in need of our managerial talent and cost control procedures.

Pizza Fusion Operations

We are exploring ways to broaden our reach into the hospitality space. As part of this effort, we granted Aramark Food and Support Services Group, Inc. (“Aramark”) the non-exclusive right to operate Pizza Fusion restaurants within Aramark’s U.S. network of colleges, universities, sports complexes, healthcare facilities and entertainment venues at locations to be agreed on by us and Aramark pursuant to a Test License Agreement.

On June 1, 2016 we entered into a licensing agreement with Aramark Food & Support Services Group, to open a Pizza Fusion restaurant on the campus of Old Dominion University in Norfolk Virginia. The restaurant is slated to open on October 1st 2016.

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

During the three months ended June 30, 2016, the operator of the Pizza Fusion locations in Saudi Arabia closed [four] of the seven locations and one of two United Arab Emirates locations as a result of weakening demand stemming from reductions in discretionary spending due to continued world-wide reductions in the price of and demand for crude oil. As of the date of this report, there are a total of 6 Pizza Fusion locations in the U.S., 1 in United Arab Emirates and 3 in Saudi Arabia.

Results of Operations

Three months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Total Revenue. For three months ended June 30 2016, total revenue increased by $95,698 to $142,498 compared to $46,800 in the same period in fiscal 2015. The increase in revenue for the three months ended June 30, 2016 was primarily related to a $93,102 increase in sales from EXO which we acquired in December 2015, partially offset by a reduction of approximately $26,469 in royalty income due to the closure of five Pizza Fusion locations in Saudi Arabia.

Cost of sales. Cost of sales was $57,952 or 62% of related sales for the three months ended June 30, 2016 giving us a gross profit from sales of $35,150 or 38%. We did not have sales/cost of sales for same period in 2015.

Total Operating Expenses. For three months ended June 30, 2016, total operating expenses increased 59.8% to $220,502 compared to $138,001 for same period in fiscal 2015. Our payroll, selling, general and administrative expenses and depreciation increased by $63,918 due to our acquisition of EXO subsidiary.

Loss on change in fair value of derivative liabilities. During fiscal 2015 and 2016, we issued convertible notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $2,652,219 and $-0- on change in fair value of derivative liabilities for the three months ended June 30, 2016 and 2015, respectively.

Interest expense. Interest expense for the three months ended June 30, 2016 primarily represents amortization of debt discounts related to our issued convertible notes of $16,810 as compared to $-0- for same period last year.

Net Loss. As a result of the above, the net loss for three months ended June 30, 2016 increased $2,713,784, or 2975.6%, to $2,804,985 compared to $91,201in the same period, last year.

Nine months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015

Total Revenue. For nine months ended June 30 2016, total revenue increased by $143,193 to $312,221 compared to $169,028 in the same period in fiscal 2015. The increase in revenue for the nine months ended June 30, 2016 was primarily related to a $189,379 increase in sales from EXO which we acquired in December 2015, partially offset by a reduction of approximately $30,791 in royalty income due to the closure of four Pizza Fusion locations in Saudi Arabia and the two units that left the franchise system as part of a settlement in fiscal 2015.

Cost of sales. Cost of sales was $98,240 or 51.9% of related sales for the nine months ended June 30, 2016 giving us a gross profit from sales of $91,139 or 48.1%. We did not have sales/cost of sales for same period in 2015.

Total Operating Expenses. For nine months ended June 30, 2016, total operating expenses increased 144.7% to $1,060,049 compared to $433,225 for same period in fiscal 2015. This increase was primarily due non-cash stock based compensation paid for investment banking and financial advisory services of $396,000 in the current period as compared to $-0- the prior year. In addition, our payroll, selling, general and administrative expenses and depreciation increased by $126,724 due to our acquisition of EXO subsidiary. Lastly we incurred additional selling, general and administrative expense due to our acquisition of Pizza Fusion Holdings, Inc., SEC reporting obligations and compliance with our SEC filing obligations

Loss on change in fair value of derivative liabilities

During fiscal 2015 and 2016, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $1,193,708 and $-0- on change in fair value of derivative liabilities for the nine months ended June 30, 2016 and 2015, respectively.

Litigation settlement. During the nine months ended June 30, 2015, we received $102,500 in litigation settlement as compared to $-0- for the current period.

Interest expense. During the nine months ended June 30, 2016, we had outstanding convertible debentures with an embedded derivative, at December 31, 2015, we determined a market had been established for our common stock and accordingly, reclassified from equity to liability treatment the initial previously recorded beneficial conversion feature of the conversion provision of $270,306 and recorded an interest charge of $1,815,592 in establishing the initial fair value of the conversion option. In addition, we amortized debt discounts associated with our issued convertible notes of $47,594 for the nine months ended June 30, 2016 as compared to $-0- for same period last year.

Net Loss. As a result of the above, the net loss for nine months ended June 30, 2016 increased $3,747,841, or 2346.0%, to $3,907,597 compared to $159,756 in the same period, last year.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements.

Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015

As of June 30, 2016, our working capital deficit amounted to $1,218,915, an increase of $274,425 as compared to working capital deficit of $944,490 as of September 30, 2015. This increase is primarily a result of a $133,030 reduction in total current assets and by a $141,395 increase in current liabilities. Working capital at June 30, 2016 included primarily cash and cash equivalents of $8,167, accounts and royalty receivables of $31,832, inventory of 71,021, vendor deposits of $29,907 and prepaid and other current assets of $19,314, offset by accounts payable and accrued liabilities of $1,059,204, advances of $218,361, customer deposits of $6,000, convertible notes payable of $37,991 and $57,600 of notes payable.

Cash used in operating activities of $411,320 during nine months ended June 30,2016 was primarily attributable to a net loss of $3,907,597, partially offset by non-cash interest of $1,815,591, depreciation and amortization of $61,344, stock based compensation of $396,000, loss on change in derivative liability of $1,193,708 and changes in operating assets and liabilities of $29,634.

Cash used in investing activities was $23,398 during nine months ended June 30, 2016 comprised of $22,163 net cash component of the acquisition of EXO and purchase of property and equipment of $1,235.

Cash provided by financing activities of $170,100 during nine months ended June 30, 2016 was attributable to proceeds from issuance of convertible notes of $150,000, $7,600 from issuance of note payable and advances of $12,500 from the Company’s prospective joint venture partner for the proposed Shaker & Pie restaurant. Cash provided by financing activities of $106,500 during nine months ended June 30, 2015 was attributable to proceeds from advances.

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

We have not determined the amount of funds needed to finance our growth plans. In the event we run into cost overruns or lower than anticipated revenues, we will have to raise the funds to pay for these expenses. We potentially will have to issue debt or equity, or enter into a strategic arrangement with other third parties.

In July 2016, we received an aggregate of $250,000.00 principal amount convertible note due November 30, 2020, of which $50,000 was under the securities purchase agreement dated July 27, 2015. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. There can be no assurance that additional capital will be available to us. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes that exceed our current working capital will have a severe negative impact on our ability to remain a viable company.

Off-Balance Sheet Arrangements

As of June 30, 2016, PFHS did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Derivative Liability. The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2016 and September 30, 2015, the Company did not have any derivative instruments that were designated as hedges.

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

During the nine months ended June 30, 2016, sales were comprised of sports products from the Company’s wholly owned subsidiary, EXO:EXO, Inc.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and President who acts as our chief financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and President evaluated the effectiveness of disclosure controls and procedures as of June 30, 2016 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and President concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management identified the following material weakness and significant deficiencies in its disclosure controls and procedures as of June 30, 2016:

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

10.1	Amendment to Original Issue Discount Convertible Debentures Due July 27, 2020 among PF Hospitality Group, Inc. and holders of the debentures dated July 26, 2016.

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vaughan Dugan	Chief Executive Officer and Director	August 18, 2016
Vaughan Dugan	(principal executive officer)

/s/ Randy Romano	President and Director	August 18, 2016
Randy Romano	(principal financial and accounting officer)

