Form 10-K
period 2016-09-30
EXOlifestyle, Inc.
filed 2017-01-09
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51935

EXOlifestyle, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1119774
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

136 NW 16th Street,
Boca Raton, FL	33432
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 on March 31, 2016.

As of January 3, 2017, there were 94,813,785 shares of the registrant’s common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Our Company

EXOlifestyle, Inc. (“we,” “us,” “our,” “EXO,” or the “Company) was organized as a Nevada corporation on April 5, 2005 under the name Tomi Holdings, Inc. In October 2005, we changed our name to InfraBlue (US), Inc., and in October 2007, changed our name to NextGen Bioscience, Inc. (“NextGen”). NextGen was a biotechnology company focused on the research, development and commercialization of novel therapeutic proteins. In December 2008, we changed our name to Kalahari Greentech, Inc. (“Kalahari”). Kalahari was a U.S. based minerals exploration company with a primary focus on projects with prior exploration and production history. On May 26, 2015, the Company amended its Articles of Incorporation to change its name from Kalahari Greentech, Inc. to PF Hospitality Group, Inc. and effected a 2,000-for-1 reverse stock split of its issued and outstanding shares of common stock, $0.0001 par value. All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split.

Effective July 1, 2015, we merged with Pizza Fusion Holdings, Inc. (“Pizza Fusion”), a franchisor of organic fare pizza restaurants. As a result of the merger, we became a management firm to create, cultivate, and operate innovative and healthy lifestyle brands within the restaurant and retail industries. Following our December 16, 2015 acquisition of EXO:EXO, Inc., a designer and producer of active wear brands offered in national fitness retailers in the U.S., we sell the “Exosleeve” compression knee sleeves and other active wear products that are utilized in functional athletic fitness, powerlifting, Olympic weightlifting, endurance training, boot camps, circuit training programs, and strength training protocols, and are sold by major online retailers.

On December 16, 2015, we acquired EXO:EXO, Inc. (“EXO, Inc.”), a designer and producer of active wear brands offered in national fitness retailers in the U.S. pursuant to the terms of a stock exchange agreement dated December 16, 2015 (the “Stock Exchange Agreement”) with EXO, Inc. and Sloane McComb (EXO, Inc.’s sole shareholder) on December 16, 2015. Pursuant to the Stock Exchange Agreement, we acquired all of the issued and outstanding shares of EXO, Inc. common stock from Ms. McComb in exchange for (i) the issuance to Ms. McComb of 500,000 shares of our unregistered common stock, (ii) a payment of $25,000 to Ms. McComb, (iii) the payment of up to $20,000 to a third party for the payment of certain debts of EXO, Inc., and (iv) contingent consideration of up to 700,000 shares of our unregistered common stock in the following amounts upon attainment of EXO, Inc. gross sales targets in any calendar year following the closing: 100,000 shares if EXO, Inc. attains gross sales of at least $250,000 but less than $500,000, an additional 150,000 shares if EXO, Inc. attains gross sales of at least $500,000 but less than $750,000, an additional 200,000 shares if EXO, Inc. attains gross sales of at least $750,000 but less than $1,000,000 and an additional 250,000 shares if EXO, Inc. attains gross sales of at least $1,000,000 (the “Contingent Consideration”). In order earn the Contingent Consideration, Ms. McComb must be employed by us for the full calendar year during which the annual performance target has been achieved unless such target has been met prior to her separation. In addition to the purchase price, we agreed to invest $50,000 into EXO, Inc. for inventory, marketing and working capital purposes. Pursuant to the Stock Exchange Agreement, EXO, Inc. became our wholly owned subsidiary upon the closing of the Stock Exchange.

In connection with the closing under the Stock Exchange Agreement, EXO, Inc. entered into an employment agreement with Ms. McComb, pursuant to which Ms. McComb has been engaged as the President of EXO for a term commencing on the closing and ending on December 21, 2018, subject to automatic extensions if neither party has given the other notice that it does not wish to extend the agreement. Ms. McComb will receive an initial salary based on an annual rate to $40,000 for 2016 and $45,000 for 2017 and $50,000 for 2018, and will receive a quarterly bonus equal to 20% EXO, Inc.’s EBITDA in the prior quarter, and other benefits as determined by our board of directors.

In connection with our efforts to expand and rebrand our identity, on September 1, 2016 we amended our Articles of Incorporation to change our corporate name from PF Hospitality, Inc. to EXOlifestyle, Inc. These actions were approved by our board of directors by written consent in lieu of a meeting on September 1, 2016, and the holders of a majority of our common stock by written consent in lieu of a meeting on September 1, 2016 (the “Written Consent”) in accordance with the relevant sections of the Nevada Revised Statutes. On September 23, 2016, the Amendment of the Articles of Incorporation and the change of our trading symbol to EXOL became effective following approval by the Financial Information Regulatory Association, Inc. (“FINRA”).

We have three wholly owned operating subsidiaries, each of which is described below:

●	EXO:EXO, Inc.: A designer and producer of active wear brands offered in national fitness retailers in the U.S.;

●	Shaker and Pie, Inc.: Inactive as of September 30, 2016 and subsequently dissolved.

●	Pizza Fusion Holdings, Inc.: A franchisor of the Pizza Fusion branded restaurants.

We are a designer, marketer and producer of functional sports gear and apparel that is available through various retail outlets worldwide. Our offerings include our original product, an innovative compression knee sleeve collection offered in a variety of custom prints and colorful patterns, knee wraps, wrist wraps, weight belts targeted to the high-performance athletic market including CrossFit®, weightlifting, endurance training, boot camps, circuit training programs, powerlifting, Olympic weightlifting and other strength training protocols. In the past year, we have strategically planned and grown sales in our EXO products from a single-line compression knee sleeve company to a multi-line apparel brand offering wrist wraps, weight belts, apparel and active wear.

We derive a portion of our revenue from operating the all-natural and organic pizza franchise, Pizza Fusion, which operates under Pizza Fusion Holdings, Inc.

BUSINESS STRATEGY

We are focused on developing and marketing consumer fitness products to help people achieve healthier lives. Our products are targeted to meet the needs of a broad range of consumers, including fitness enthusiasts and individuals who are seeking the benefits of regular exercise. We plan to expand our product portfolio of high quality fitness products into multiple product lines utilizing our increasingly recognized brand name, EXO. We are focused on consumer markets and specialty and commercial distribution channels, and view the continual innovation of our product offerings as a key aspect of our business strategy. We are looking to expand our existing product lines by offering new technologies and materials, and focus significant effort and resources on the development or acquisition of innovative new fitness products for introduction to the marketplace at periodic intervals. We intend to continue to increase net revenues by strengthening our position in the sports gear and apparel market and growing our market. Specific elements of our strategy for continued growth include the following:

● Build Our Core Business. The cornerstone of our business has historically been our compression knee sleeve offerings. We are focused on growing that core business with our existing base of retail partners by working to increase exposure and brand awareness while continuing to innovate through quality and technology. We will continue to align ourselves with brand ambassadors in several sports which will enable us to continue to expand our presence in the fitness space. EXO was one of the first compression knee sleeve companies to incorporate custom prints and colors into our designs and this will remain as a focus for seasonal offerings as well. We have seen success in building our B2B customer base and we expect to continue this growth by through expanded relationships with strategic retail partners.

● Target Additional Consumer Segments. We continually seek to target new consumer segments for our performance products. We are expanding our offering for women and will be launching a higher-end “activewear” apparel line in Q2 of 2017. This launch is expected to take the brand’s reach well outside our core market of strength training, CrossFit® and weightlifting and open us up to the multi-billion-dollar yoga, Pilates and Zumba® segments. Additionally, we intend to target additional consumers by expanding our direct-to-consumer presence through our website and partners’ retail outlets. We are also developing branded knee sleeve prototypes for various NCAA Division I-A colleges in hopes to not only offer our functional gear to the athletes but to also increase sales through possible licensing agreements with the schools. We are currently working with Ohio State University as our first pilot school.

We have recently launched a sales channel on the Amazon.com market place and we hope we see significant sales growth reaching a much broader customer base through one of the most trusted retailers in the world at Amazon. Amazon will be handing all of the fulfillment, returns and customer feedback through the Fulfillment by Amazon program. Outsourcing this aspect of our business will allow us to allocated human resources to growing other facets of our business.

● Broaden Product Offering. We seek to develop and introduce new and innovative products. Through our various existing product lines, we provide branded offerings throughout our retailers’ selling seasons, and we continue to expand these lines to address consumer demands by expanding the fits, styles and colors of our current offerings. We intend to expand our offerings to multiple price points, enabling us to compete more successfully and grow our consumer base. In just the last year alone, our product offerings have grown from a single compression knee sleeve product to a multi-line athletic gear and apparel brand offering wrist wraps, weight belts, apparel and active wear.

● Expand Our Presence Globally. We believe the trend toward performance athletic products is global, and we are working to introduce our products to fitness fanatics throughout the world. Consistent with our domestic branding strategy, we are working with professional athletes and teams to gain more brand awareness in key growth markets. We already do business in Canada, Mexico, UK, UAE, New Zealand and Australia directly with consumers via our website as well as through newly establish retail partnerships. We are targeting Q3 of 2017 to launch our International Amazon marketplaces, opening us up to the world’s largest e-commerce communities. These would be including, but not limited to Amazon Canada, Mexico, UK, Spain, France, Italy and Germany. Q1 of 2018 we will move into the Asian marketplaces. We will utilize a global fulfillment partner, that can scale with our business over time. These planned strategic partnerships will position us for growth without any significant additional overhead.

INDUSTRY OVERVIEW

According to a report by Allied Market Research titled, “World Sports Apparel - Market Opportunities and Forecasts, 2014-2020”, the world sports apparel market is expected to generate revenue of $184.6 billion by 2020, growing at a cumulative annual growth rate (CAGR)of 4.3% during the forecast period, 2015-2020. Growing health awareness, increasing disposable income and a surge in female participation in sports are the major factors driving the growth of the world sports apparels market. Based on the mode of sale; retail segment accounted for significant market share in 2014. Some of the prominent companies have focused on opening retail stores in the emerging economies to expand their geographical presence and increase their customer base. The retail segment is comprised of supermarkets, brand outlets and discount stores. Online platforms, especially e-commerce sites like EXOsleeve.com, have exhibited a robust growth Europe and Australia, owing to the ease of accessibility and availability of a wide range of products at a competitive price. The online mode of sale segment is expected grow at a CAGR of 9.5% during the forecast period.

When drilling down specifically into the compression segment, a recent study from Persistence Market Research predicts the global compression therapy industry will expand at a compounded annual growth rate of 5.2% between 2014 and 2020. The study concluded that the industry, which was valued at $2.38 billion in 2014, will balloon to $3.23 billion in 2020. While its products are sold around the world, the compression therapy market is dominated by the United States and Canada. North America contributed $1.1 billion in 2014, approximately 46% of the global market.

Also, there has been a proliferation of offerings on a variety of media including YouTube, Instagram and other video programing of instructions and tutorials by trainers and professionals on a variety of exercises from yoga poses to the proper way to do lunges. There are also full-length, targeted workouts are available on these channels for cardio, strength, flexibility, and other fitness-related routines of interest to a health conscious consumer.

Sporting goods sales are also increasing at an accelerated rate. According to Statista, total global sporting goods revenues increased to $146.5 billion in 2014 from $130.2 billion in 2013 and $129.9 billion in 2012. U.S. sporting goods revenues increased to $64.8 billion in 2014 from $63.7 billion in 2013 and $62.6 billion in 2012.

According to the International Health, Racquet and Sportsclub Association (IHRSA), two significant developments are continuing to drive the growth experienced by the fitness industry: obesity continues in endemic proportions and the healthcare industry continues its trend towards prevention versus treatment. According to the U.S. Center for Disease Control, almost 70% of Americans over the age of 20 are overweight, including 35% that are considered obese according to their November 2015 report. Also, First Lady Michelle Obama developed the Let’s Move program to promote healthy lifestyles in order to curb childhood obesity and improper nutrition. Furthermore, population growth, particularly among individuals aged 20 to 64, which composes the largest gym-going demographic, has also impacted the increased demand for health club memberships, according to IBISworld report dated May 2016. As the focus on exercise and overall healthy lifestyles continue to impact the health club industry, increased availability of health related programing and instruction and increasing spending of sporting goods, we believe the market for compression wear is likely to expand faster than the overall performance apparel category.

The use of compression wear has become popular among athletes, and among those who engage in recreational exercise. We believe this is largely as a result of a growing awareness of the importance of maintaining a healthy lifestyle, combined with heavy commercial promotion. Further supporting our belief is the continued increase in U.S. fitness club industry revenues and sporting goods sales. We can benefit from these dynamics as we position ourselves as a top consumer brand of choice within the functional fitness market.

SALES

We currently sell our products through a number of channels, including business-to-business, through distributors and direct to consumer via our website www.EXOsleeve.com and various sporting events and expos. We actively ship to over 10 countries through relationships with international partners and retailers. We are also actively seeking to establish relationships with select national sporting goods retailers for the sale of our products in their stores.

In our business-to-business channel, we sell our products worldwide through a network of retail companies, consisting of sporting goods stores, Internet retailers, small specialty retailers, and independent gyms. Some of our retailers include:

●	Rogue Fitness USA
●	WOD Superstore-USA
●	Kinetic Collective - USA
●	Barbella Box - USA
●	The Wod Life - Australia
●	Monkeysports - Sweden
●	CrossFit Lebanon
●	Afterhand - Germany
●	KitBox - Canada,
●	Again Faster - Australia,
●	The BattleBox - United Kingdom

We offer programs that provide price discounts to our retail and wholesale customers for ordering container-sized shipments or placing orders early enough in the season to allow for more efficient manufacturing by our suppliers. These programs are designed to reduce our shipping and handling costs, with much of the savings being passed on to our customers. In addition, we often offer other types of sales incentives to our retail customers, including volume discounts and various forms of rebates or allowances, which generally are intended to increase product exposure and availability for consumers, reduce transportation costs, and encourage marketing and promotion of our brands or specific products.

MARKETING

Our marketing efforts are based on an integrated combination of digital and traditional media, social media, event sponsorships, athlete sponsorship/ brand ambassador programs and direct consumer contact. We utilize Internet advertising, product websites, and our sponsored athlete program. Marketing and media effectiveness is measured continuously based on sales inquiries generated, cost-per-lead, conversion rates, return on investment and other performance metrics and we strive to optimize the efficiency of our marketing expenditures based on this data. Almost all of our direct customer orders are received either on our Internet website at www.exosleeve.com. or our Amazon store.

Our marketing and promotion efforts begin with a strategy of “seeding” our products among athletes and teams in order to gain recognition through the use of our products “on the field” and in the gym. In addition to the brand recognition and authenticity that this strategy provides, we have entered into endorsement agreements with a limited number of athletes and brand ambassadors with significant social media influence in their respective sports. We also sponsor and/or showcase at several regional and national events. We seek to sponsor these events to drive awareness and brand authenticity from a grassroots level. We have also relied on a well-established social media presence to generate awareness for our products, such as Instagram, Facebook, Twitter, Pinterest, and YouTube.

We intend to focus our marketing strategies on the following areas:

Consumer: We will seek to deploy consistent brand messaging and campaigns to build engagement with our consumers using a combination of marketing mediums including but not limited to catalog and digital marketing, social networks, rewards programs, affiliate programs, print, point-of-sale marketing, public relations, and sponsorship and event participation. We expect to utilize these channels to also distribute content, education in our efforts to build the global awareness, purchase intent, conversion, and ultimately, demand through brand loyalty.

Athlete Sponsorship Program: We intend to expand our network of influencers brand ambassadors to generate brand awareness.

Sponsored Athletes & Brand Ambassadors include:

●	Keanu Neal – 2016 NFL 1st Round Draft Pick, Atlanta Falcons (Safety)
●	Anna Tunnicliffe – 2008 Olympic Gold Medalist, 4X CrossFit Games Competitor
●	Noah Ohlsen – 3X CrossFit Games Competitor, Wodapalooza Champion 2015, 2016
●	Sarah Robles – 2016 Olympic Bronze Medalist-weightlifting
●	Christmas Abbot – Best Selling Health & Wellness Author & Celebrity, NASCAR Pit Crew
●	Brooke Ence – Fitness Celebrity and Professional CrossFit Athlete
●	Kaela Stephano – 2016 CrossFit Games Teen Champion
●	Elijah Muhammed -Elite CrossFit Athlete
●	Dan Bailey –Elite CrossFit Athlete
●	Sheila Barden - 2X CrossFit Games Competitor
●	Lauren Brooks -CrossFit Games Athlete

PRODUCT DESIGN AND INNOVATION

Innovation is a vital part of the growth of our business, and we seeking to expand and diversify our product offerings by searching for new innovations that will help us grow our business through higher sales. To accomplish this objective, we seek out ideas and concepts both within our company and from outside designers.

As a consumer-driven company, we plan to employ qualitative and quantitative consumer research to help us assess new product concepts. If we determine that a third-party innovation concept meets certain financial criteria, we may enter into a licensing arrangement to utilize the technology or, in certain circumstances, purchase the technology for our own use.

SEASONALITY AND VARIABILITY OF BUSINESS

EXO. Our business is affected by the general seasonal trends common to the industry, including seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. The expansion of our direct-to-consumer operations has increased the proportion of sales, profits and cash flows that we generate in the fourth calendar quarter.

We generally solicit orders from wholesale customers and independent distributors for the fall and spring seasons based on seasonal ordering deadlines that we establish to aid our efforts to plan manufacturing volumes to meet demand. We typically ship the majority of our advance fall season orders to customers beginning in July and continuing through December. Similarly, we typically ship the majority of our advance spring season orders to customers beginning in January and continuing through June. Generally, orders are subject to cancellation prior to the date of shipment.

Pizza Fusion. We expect that our sales volumes will fluctuate seasonally. We expect that our average sales will be highest in the spring and winter, followed by the summer, and lowest in the fall, and that holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Generally. Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility in global economic and geopolitical conditions and volatility of foreign currency exchange rates which, when combined with seasonal weather patterns and inflationary or volatile input costs, reduce the predictability of our business.

MERCHANDISE SOURCING

All of our EXO products are produced by third-party manufacturers, and all of our manufacturing partners were primarily located in China. Lead times for inventory purchases from our suppliers, from order placement to receipt of goods, generally range from approximately 8 to 12 weeks, of which standard transit time represents 3 to 4 weeks. The length of our lead times requires us to place advance manufacturing orders based on management forecasts of future demand for our products. We attempt to compensate for our long replenishment lead times by maintaining adequate levels of inventory.

Our third-party manufacturing contracts are generally sourced on the basis of individual purchase orders. Our manufacturing relationships are non-exclusive, and we are permitted to procure our products from other sources at our discretion. None of our manufacturing contracts include production volume or purchase commitments on the part of either party. Our third-party manufacturers are responsible for the sourcing of raw materials and finished products to our specifications.

LOGISTICS

Our warehouse and distribution facility is located in Boca Raton, Florida . In addition to our Company-operated distribution center, we plan to utilize third-party warehouses and logistics providers to fulfill orders as we expand our operations. In our direct business, we strive to maintain inventory levels that will allow us to ship our products shortly after receiving a customer’s order. We use common carriers for substantially all of our merchandise shipments to direct customers.

In our retail business, we manage our inventory levels to accommodate anticipated seasonal changes in demand. Generally, we maintain higher inventory levels at the end of the third and fourth quarters to satisfy relatively higher consumer demand in the fourth and first quarters of each year. Many of our retail customers place orders well in advance of peak periods of consumer demand to ensure an adequate supply for the anticipated selling season.

We use various commercial truck lines for our merchandise shipments to retail customers.

COMPETITION

EXO. The markets for all of our active wear products are highly competitive. We believe the principal competitive factors affecting our business are quality, brand recognition, innovation and pricing. We believe we are well positioned to compete in markets in which we can take advantage of our strong brand name, and that our focus on innovative product design, quality, and performance distinguishes our products from the competition.

Our products compete directly with those offered by a large number of companies that market consumer active wear apparel. As the use of Internet websites for product sales by traditional retailers has increased, our competitors have become increasingly similar across our Direct and Retail sales channels.

Our principal competitors include Rock Tape, Workt, Rehband, Sling Shot and Nike.

Pizza Fusion. We believe that our direct competitors in this aspect of our business, pizza restaurants using natural and organic ingredients, constitute a small minority of operators within the pizza industry. We consider anyone in the fast-casual pizza space as competition and consider operators such as Blaze, Pie Five, Modmarket and Zpizza as our direct competitors within the natural and organic market.

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

PIZZA FUSION

Pizza Fusion was incorporated under the laws of the State of Florida on November 6, 2006. This company franchises restaurants emphasizing the preparation of food with high quality organic and fresh ingredients for pizza and other menu items. Management has made the determination that its Pizza Fusion hospitality operations are not aligned with the company’s fitness apparel operations.

As of September 30, 2016, we franchised a total of 11 Pizza Fusion locations (six in the U.S., two in United Arab Emirates and three in Saudi Arabia. We have seen a reduction of four of the seven locations in Saudi Arabia as a result of weakening demand stemming from reductions in discretionary spending due to continued world-wide reductions in the price of and demand for crude oil. Royalty income was $166,055 as of September 30, 2016, a reduction of $44,678 from the same period in 2015. As a result of these factors, management believes that its resources can be better utilized in its other businesses and is currently evaluating strategic alternatives for its franchise operations including the partial or full sale of its interest in this business. Presently we do not have a timetable for when or if this business will be sold.

Franchise and Development Agreements

We have historically attempted to sell franchises to third parties, but as of November 2016, the Board of Directors and management of the Company determined not to continue to pursue this line of business. We will continue to be involved in the franchises that we have sold to date, and we will continue to sell license agreements to larger third parties, that will permit these parties to use the “Pizza Fusion” name, trademarks, etc.

In connection with our franchising operations, we receive initial franchise fee (typically $30,000), area development fees ( historically $250,000 to $300,000 per territory and a reduced franchise fee per location of $5,000 to $7,500 per location depending on the territory), franchise deposits and royalties of 5% of gross revenues of sales at franchised restaurants as defined in the franchise agreement. The term of the franchise agreement is generally for 10 years and may be renewed for two additional terms of 10 years subject to certain conditions, including the payment of a discounted franchise fee. We are currently operating six stores under franchise agreements.

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

Other Agreements

As disclosed in the Company’s Form 8-K filed on September 20, 2016, on September 15, 2016, the Company and Midam Ventures, LLC (“Consultant”) entered into an Engagement Letter pursuant to which the Consultant shall provide to the Company, among other services, the following services: (i) investor relations and public relations, (ii) product marketing; (iii) product development; (iv) product awareness, (v) business advisory and consulting services for the purpose of creating market awareness, etc. (the “Services”). As consideration for the Services, the Company is obligated to pay to Consultant a total of $150,000 cash compensation, payable $75,000 on or before September 19, 2016 and $75,000 no later than September 30, 2016. The term of the agreement is six weeks, with the first two weeks to be dedicated to a “ramp up period” and the remaining four weeks to be dedicated to “marketing”. In addition, the agreement contains customary terms relating to payment of expenses, confidentiality, indemnification and other matters. The agreement expired in accordance with its terms on October 30, 2016.

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

Employees

As of January 3, 2017, we had six full-time employees. None of our employees is represented by a collective bargaining agreement and we consider our relations with our employees to be good.

Financings

July 27, 2015 Financing

Under the terms of the securities purchase agreement dated July 27, 2015, we issued and sold a $1,333,334 principal amount of convertible debentures due July 27, 2020 for a price of $1,200,000. Proceeds from this debenture will be paid to the company as follows: $140,000 upon signing with the balance payable in five consecutive monthly installments of $212,000 commencing on September 1, 2015. The company agreed to pay interest for the first 12 months at the rate of 10% per annum on the amounts advanced payable in cash in six equal tranches, the first of which is due on date the company closed on the financing and remainder will be due on each of the first five monthly anniversaries of such date. As of September 30, 2016, $477,000 has been advanced under this debenture and we are in discussions with the investors about the timing for resumption of payments of the remaining $723,000 due.

Under the terms of a Registration Rights Agreement entered into as part of the offering, the company agreed to file a registration statement with the Securities and Exchange Commission within 60 days of the closing date covering the public resale of the shares of common stock underlying the debentures, and to use its best efforts to cause the registration statement to be declared effective within 180 days from the closing date. Should the number of shares of common stock the company is permitted to include in the initial registration statement be limited pursuant to Rule 415 of the Securities Act of 1933, the company further agreed to file additional registration statements with the SEC to register any remaining shares. We will pay all costs associated with the registration statements, other than underwriting commissions and discounts. The parties to the Registration Rights Agreement have agreed to defer our obligation to file a registration statement until further notice by the holders of the convertible debt.

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

July 20, 2016 Financing

On July 20, 2016 we issued a $200,000.00 principal amount convertible debenture due July 20, 2021 (the “Convertible Debenture”) which we sold at par value to an unrelated third party investor (the “Investor”). The terms of the Convertible Debenture include:

Maturity Date, Interest and Prepayment. The principal amount of the Convertible Note and accrued interest shall have been paid no later than November 30, 2020 (the “Maturity Date”). The note bears interest at an annual rate of 10.00% on the principal balance. Interest shall be accrued and added to the principal amount of the Convertible Note. The principal amount and any accrued interest due under the Convertible Note may be prepaid, in whole or in part at any time upon ten days written notice to the Investor. If the Company exercises its right to prepay any portion of the Convertible Note, the Company shall make payment to the Investor of an amount in cash equal to the sum of the then outstanding principal amount of this Convertible Debenture being prepaid and accrued interest thereon multiplied by 130%.

Optional Conversion. The Investor may at any time convert the amount due under the Convertible Debenture into shares of common stock (“Conversion Shares”) at a conversion price (“Conversion Price”) equal to the product of 50% multiplied by the lowest traded price of the Common Stock for the twenty trading days prior to the conversion date subject to adjustment as noted below.

Ownership Limitations. The Convertible Debenture is not convertible to the extent that (a) the number of shares of our common stock beneficially owned by the Investor and (b) the number of shares of our common stock issuable upon the conversion of the Convertible Debenture or otherwise would result in the beneficial ownership by Investor of more than 4.99% of our then outstanding common stock. This ownership limitation can be increased or decreased to any percentage not exceeding 9.99% by the Investor upon 61 days’ notice to us.

Certain Adjustments and Subsequent Rights Offerings. The conversion price of the Convertible Debenture is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. In addition, if at any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of Company’s Common Stock (the “Purchase Rights”), then the Investor will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the Investor could have acquired if the Investor had held the number of shares of Common Stock acquirable upon complete conversion of the Convertible Debenture (without regard to any limitations on exercise hereof, including without limitation, the beneficial ownership limitation) immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights, or, if no such record is taken, the date as of which the record Investors of shares of Common Stock are to be determined for the grant, issue or sale of such Purchase Rights (provided, however, to the extent that the Investor’s right to participate in any such Purchase Right would result in the Investor exceeding the beneficial ownership limitation, then the Investor shall not be entitled to participate in such Purchase Right to such extent (or beneficial ownership of such shares of Common Stock as a result of such Purchase Right to such extent) and such Purchase Right to such extent shall be held in abeyance for the Investor until such time, if ever, as its right thereto would not result in the Investor exceeding the beneficial ownership limitation).

Negative Covenants. As long as the Convertible Debenture is outstanding, unless the holders of at least 75% of the then outstanding principal amount of the Convertible Debenture shall have otherwise given prior written consent, we agreed that we will not amend our charter documents and bylaws in any manner that materially and adversely affects any rights of the holder, repurchase our common stock or certain other securities, pay dividends or distributions on any securities junior to the Convertible Debenture, sell, lease or otherwise dispose of any significant portion of our assets outside the ordinary course of business, enter into any related party transactions or enter into any agreement with respect to any of the foregoing.

Pledge of Shares. Pursuant to the terms of a stock pledge agreement, our Chief Executive Office, Vaughn Dugan and its President, Randy Romano, agreed to pledge as collateral for the Convertible Debt 19,200,000 and 19,683,492 shares, respectively, of our common stock they own to the Investor. The number of shares pledged are subject to reduction in an amount equal to the reduction in the principal amount of the Convertible Debentures held by Investor divided by $200,000.00 (plus interest on such amount which accrues commencing on the date of the Convertible Debenture) and multiplying the result by the number of pledged shares until the number of pledged shares is zero (the “Pledged Share Reduction”). The Pledged Share Reduction shall be computed no less frequently than within 30 days after the last day of each fiscal quarter.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of September 30, 2015, we do not own any real property. We lease office space of approximately 2,300 square feet in Boca Raton, Florida pursuant to a lease that expires on August 31, 2019. We pay base rent of $2,800 per month. Rent is subject to increases of 5% each year.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on OTC Market Group, Inc.’s OTC Pink tier under the symbol, “EXOL.” The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information.

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

Fiscal Year Ended September 30, 2015

	High	Low
Fiscal Quarter Ended:
December 31, 2014	$2.80	$1.80
March 31, 2015	$2.60	$1.80
June 30, 2015	$3.00	$0.80
September 30, 2015	$2.40	$1.00

Fiscal Year Ended September 30, 2016

	High	Low
Fiscal Quarter Ended:
December 31, 2015	$3.79	$0.51
March 31, 2016	$2.84	$0.27
June 30, 2016	$0.40	$0.06
September 30, 2016	$0.23	$0.08

On January 2, 2017, the closing price for our common stock on the OTC Markets was $0.0192 per share.

Until recently, the volume of shares traded on the OTC Markets was insignificant and therefore, historic prices may not represent a reliable indication of the fair market value of these shares.

Holders of Common Stock

As of January 3, 2017, there were 451 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Fiscal Year Periods

We have defined various periods that are covered in this report as follows:

●	“fiscal 2015” — October 1, 2014 through September 30, 2015.

●	“fiscal 2016” — October 1, 2015 through September 30, 2016.

Overview

EXO:EXO

Through our wholly-owned subsidiary, EXO:EXO, we area designer, marketer and producer of functional sports gear and apparel that is available through various retail outlets worldwide. Our offerings include our original product, an innovative compression knee sleeve collection offered in a variety of custom prints and colorful patterns, knee wraps, wrist wraps, weight belts targeted to the high-performance athletic market including CrossFit®, weightlifting, endurance training, boot camps, circuit training programs, powerlifting, Olympic weightlifting and other strength training protocols. In the past year, we have strategically planned and grown sales in our EXO products from a single-line compression knee sleeve company to a multi-line apparel brand offering wrist wraps, weight belts, apparel and active wear.

PIZZA FUSION

As of September 30, 2016, we franchised a total of 11 Pizza Fusion locations (six in the U.S., two in United Arab Emirates and three in Saudi Arabia. We have seen a reduction of four of the seven locations in Saudi Arabia as a result of weakening demand stemming from reductions in discretionary spending due to continued world-wide reductions in the price of and demand for crude oil. As a result of these factors, management believes that its resources can be better utilized in its other businesses and is currently evaluating strategic alternatives for its franchise operations including the partial or full sale of its interest in this business. Presently we do not have a timetable for when or if this business will be sold.

Results of Operations

Year Ended September 30, 2016 Compared to Year Ended September 30, 2015

Total Revenue. For fiscal 2016, total revenue increased by $337,343 to $547,976 compared to $210,633 in the same period in fiscal 2015, primarily as a result of sales of $381,919 from EXO, Inc. which we acquired on December 16, 2015. Total revenue was comprised of royalty and franchise fees of $166,055 and product sales of $381,919 for fiscal 2016 as compared to $210,633 and $-0- for fiscal 2015, respectively.

Cost of Sales. For fiscal 2016, cost of sales of $219,282 was comprised of cost of product sold, packaging, and shipping costs from the manufacturer. We did not have cost of sales in fiscal 2015.

Associated gross margins were $328,692 (60.0%) and $210,633 (100.0%) for the fiscal 2016 and 2015, respectively. For fiscal 2016, gross margins associated with the sale of our product from EXO, Inc. were $162,637 (42.6%) as compared to $-0- for fiscal 2015.

Total Operating Expenses. For fiscal 2016, total operating expenses increased 93.3% to $1,442,337 compared to $746,337 for same period in fiscal 2015. This increase was primarily due to selling, general and administrative expenses of $945,810 in the current period as compared to $339,444 in the prior year, due to our acquisition of EXO subsidiary. Lastly we incurred additional selling, general and administrative expense due to our acquisition of Pizza Fusion Holdings, Inc., SEC reporting obligations and compliance with our SEC filing obligations.

Net Loss. As a result of the above, the net loss for fiscal 2016 increased $578,020, or 107.9%, to $1,113,724 compared to $535,704 in the same period in fiscal 2015.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements.

Year Ended September 30, 2016 Compared to Year Ended September 30, 2015

As of September 30, 2015, our working capital deficit amounted to $1,117,056, a reduction of $172,566, a reduction of as compared to working capital deficit of $944,490 as of September 30, 2015. This decrease is primarily a result of a $107,803 increase in total current liabilities partially offset by a $29,874 increase in cash. Working capital at September 30, 2016 included primarily cash and cash equivalents of $29,874 and accounts payable and accrued liabilities of $1,028,629, advances of $218,361 and convertible notes payable of $283,529.

Cash used in operating activities of $686,770 during fiscal 2016 was primarily attributable to a gain on change in fair value of derivative liabilities of $1,361,092 and an increase of $2,035,762 of non-cash interest.

Cash used in investing activities was $36,453 during fiscal 2016, and principally related to design and related costs associated with a planned new restaurant.

Cash provided by financing activities of $497,662 during fiscal 2016 was attributable to proceeds from issuance of convertible notes, proceeds from advances and sale of common stock. Cash provided by financing activities of $462,988 during fiscal 2014 was attributable to proceeds from issuance of convertible notes, proceeds from advances, sale of common stock and series A preferred stock.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Going Concern Consideration

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported, as of the year ended September 30, 2016, net losses of $1,859,500, accumulated deficit of $10,862,378 and total current liabilities in excess of current assets of $1,117,056.

The Company’s revenue from operations is not sufficient to meet its working capital needs and will be dependent on funds raised to satisfy its ongoing capital requirements for at least the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.

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

Derivative Liability. The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2016 and September 30, 2015, the Company did not have any derivative instruments that were designated as hedges.

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

During the year ended September 30, 2016, sales were comprised of sports products from or wholly owned subsidiary, EXO:EXO, Inc.

Recent Accounting Pronouncements

We implemented all new accounting standards that are in effect and that may impact its consolidated financial statements. We do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on the consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

As of September 30 , 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-20 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and President who acts as our chief financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and President evaluated the effectiveness of disclosure controls and procedures as of September 30, 2016 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and President concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Under the supervision of management, including our Chief Executive Officer and President, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting were not effective as of September 30, 2016 for the reasons discussed below.

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

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2016:

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Effective as of September 23, 2016, the Financial Information Regulatory Association, Inc. (FINRA) approved the Company’s name change from PF Hospitality Group, Inc. to EXOlifestyle, Inc. The Company’s ticker symbol on the OTCQB tier of the OTC Markets Group, Inc. has been changed to “EXOL”.

Between October 1, 2016 and November 14, 2016, the Company issued a total of 4,689,169 shares of its common stock to a total of four entities in exchange for the conversion of notes or debt. Of the total shares issued, 1,050,000 shares were issued for consideration of $0.0015228 per share, 2,450,000 shares were issued for consideration of $0.0015375 per share, and 1,189,169 were issued for consideration of $0.04875 per share.

On or about October 20, 2016, we issued 1,282,051 shares of its common stock in settlement of $55,555 of convertible debentures.

On or about December 15, 2016 we issued 3,940,110 shares of our common stock pursuant to a conversion of a convertible promissory note, at a conversion price of $0.0015228. On or about December 16, 2016 we issued 2,600,000 shares of our common stock pursuant to a conversion of a convertible promissory note at a conversion price of $0.0015375.

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

Set forth below is certain information regarding our directors and executive officers.

Name	Age	Position
Vaughan Dugan	44	Chief Executive Officer and Director
Randy Romano	59	President, Chief Financial and Accounting Officer and Director

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

Randy Romano. Mr. Romano has served as our President, Chief Financial and Accounting Officer and as a member of our board of directors since July 2015. From 2006 to 2015, Mr. Romano was the President/Founder of Pizza Fusion. Mr. Romano has extensive experience in the fields of franchise development, franchise operations and franchise training. His 30 year plus franchise experience includes serving as the president/founder of a retail franchise Treasure Cache, Inc., and president/founder of a service franchise American College Planning Service that franchised its college planning centers throughout the United States.

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

Code of Ethics

We expect that we will adopt a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Once adopted, we will make the code of business conduct and ethics available on our website at www.EXOlifestyle.com. We intend to post any amendments to the code, or any waivers of its requirements, on our website.

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

Communications with the Board of Directors

Stockholders with questions about the Company are encouraged to contact the Company by sending communications to the attention of the Chief Executive Officer at 136 N.W. 16th Street, Boca Raton, FL 33432. If stockholders feel that their questions have not been sufficiently addressed through communications with the Chief Executive Officer, they may communicate with the board of directors by sending their communications to the Board of Directors, c/o the Chief Executive Officer at the same address.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual serving in a similar capacity,

●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at September 30, 2016 whose compensation exceed $100,000, and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at September 30, 2016.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2016 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Vaughan Dugan (1)	9/30/2016	157,500	(2)	—	—	—	—	157,500
Vaughan Dugan	9/30/2015	150,000		—	—	—	—	150,000

Randy Romano (1)	9/30/2016	157,500	(2)	—	—	—	—	157,500
Randy Romano	9/30/2015	150,000		—	—	—	—	150,000

(1)	Effective July 1, 2015, in connection with our merger with Pizza Fusion, Mr. Dugan was appointed as our Chief Executive Officer and a Director and Mr. Romano was appointed as our President and a Director.

(2)	Salaries partly deferred as of September 30, 2016

Executive Employment Agreements

Vaughan Dugan

On June 1, 2013, Pizza Fusion entered into an employment agreement with Mr. Dugan to serve as its Chief Executive Officer for a term that expires on May 30, 2020. The agreement provides for a base annual salary of $150,000 subject to a minimum increase at an annual compound rate of 5% and may be adjusted by the Company’s board of directors from time-to-time in its discretion but in no event shall the base salary be reduced below $150,000 plus annual increases without the Executive’s prior consent. In addition, Mr. Dugan is eligible for the same perquisites and benefits as are made available to other senior executive employees of the Company, as well as such other perquisites or benefits as may be specified from time to time by the Company including an automobile allowance, health insurance and a mobile telephone. Mr. Dugan is also eligible for an annual cash and equity bonus based on Company’s achievement of financial and other goals approved by its board of directors. As of the date of this annual report on Form 10-K, the board has not established any financial goals for purposes of determining bonuses.

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

Randy Romano

On June 1, 2013, Pizza Fusion entered into an employment agreement with Mr. Romano to serve as its President for a term that expires on May 30, 2020. The agreement provides for a base annual salary of $150,000 subject to a minimum increase at an annual compound rate of 5% and may be adjusted by the Company’s board of directors from time-to-time in its discretion but in no event shall the base salary be reduced below $150,000 plus annual increases without the Executive’s prior consent. In addition, Mr. Romano is eligible for the same perquisites and benefits as are made available to other senior executive employees of the Company, as well as such other perquisites or benefits as may be specified from time to time by the Company including an automobile allowance, health insurance and a mobile telephone. Mr. Romano is also eligible for an annual cash and equity bonus based on Company’s achievement of financial and other goals approved by its board of directors. As of the date of this annual report on Form 10-K, the board has not established any financial goals for purposes of determining bonuses.

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

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of September 30, 2016:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Vaughan Dugan	0	0	0	0	0	0	0	0	0
Randy Romano	0	0	0	0	0	0	0	0	0

Limitation on Liability

Under the Nevada Revised Statutes and our Articles of Incorporation, as amended, our directors will have no personal liability to us or our stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his “duty of care”. This provision does not apply to the directors’ (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director’s duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the corporation or its shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

The statute does not affect a director’s responsibilities under any other law, such as the Federal securities laws. The effect of the foregoing is to require our company to indemnify our officers and directors for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

Insofar as the limitation of, or indemnification for, liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling us pursuant to the foregoing, or otherwise, we have been advised that, in the opinion of the SEC, such limitation or indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At January 3, 2017, there were 94,813,785 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of January 3, 2017 for:

●	each of our executive officers,

●	each of our directors,

●	all of our directors and executive officers as a group, and

●	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Information on beneficial ownership of securities is based upon a record list of our stockholders and we have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws, except as otherwise provided below.

Unless otherwise indicated, the business address of each person listed is in care of EXOlifestyle, Inc., 136 N.W. 16th Street, Boca Raton, FL 33432.

Series A Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)	Percent of Vote(2)

Vaughan Dugan	1,000,000	50.0%	43.90%

Randy Romano	1,000,000	50.0%	44.03%

(1) Calculated on the basis of 2,000,000 issued and outstanding Series A preferred shares as of January 3, 2017. Holders of our Series A preferred stock are entitled to 125 votes per share.

(2) Gives effect to the beneficial ownership of common stock (see table below) and Series A preferred stock.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class	Percent of Vote(1)

Vaughan Dugan	26,383,033	(2)	27.83%	43.90%
Randy Romano	26,813,032	(3)	28.28%	44.03%
All directors and executive officers as a group (2 persons)	53,021,699		56.11%	87.93%

PF Program Partnership LP	5,157,192		5.44%	1.50%

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

As of September 30, 2016 and 2015, accrued compensation due officers and executives included in accounts payable was $796,496 and $670,839, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by KLJ & Associates, LLP for the fiscal years ended September 30, 2016 and 2015.

	2016	2015
Audit Fees	$16,000	$15,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$16,000	$15,500

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
10.7

Banking Engagement Agreement between PF Hospitality Group, Inc. and Newbridge Securities Corporation dated February 29, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on March 3, 2016).

10.8	$200,000 Principal Amount Convertible Debenture dated July 20, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on July 26, 2016).
10.9	Form of Stock Pledge Agreement dated July 20, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K as filed with the SEC on July 26, 2016).

10.10	Engagement Letter between PF Hospitality Group, Inc. and Midam Ventures, LLC dated September 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on September 20, 2016).

21.1	Subsidiaries

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Vaughan Dugan.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Randy Romano.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Vaughan Dugan.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Randy Romano.

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXOlifestyle, Inc.

Date: January 9, 2017	By:	/s/ Vaughan Dugan
Vaughan Dugan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vaughan Dugan	Chief Executive Officer and Director	January 9, 2017
Vaughan Dugan	(principal executive officer)

/s/ Randy Romano	President and Director	January 9, 2017
Randy Romano	(principal financial and accounting officer)

EXOLIFESTYLE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders EXOlifestyle , Inc.

We have audited the accompanying balance sheets of EXOlifestyle, Inc. (f/k/a PF Hospitality Group, Inc.) (the “Company”) as of September 30, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit) , and cash flows for the years ended. EXO lifestyle, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PF Hospitality Group, Inc.as of September 30, 2016 and 2015, and the results of its operations and its cash flows for years ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company has suffered net losses and has had negative cash flows from operating activities during the years ended September 30, 2016 and 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP
Edina, MN
January 9, 2017

EXOLIFESTYLE, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 AND 2015

	2016	2015
ASSETS
Current assets:
Cash	$47,224	$272,785
Accounts receivable, net	29,874	-
Royalties receivable	9,339	15,383
Inventory	107,295	-
Vendor deposits	62,253	-
Prepaid and other current assets	8,102	5,103
Total current assets	264,087	293,271

Property and equipment, net	48,664	34,626

Other assets:
Intangible assets, net	111,110	116,990
Receivable from litigation settlement	8,854	30,104
Deposits	2,968	4,834
Goodwill	1,328,182	-
Total other assets	1,451,114	151,928

Total assets	$1,763,865	$479,825

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,028,629	$920,826
Advances	218,361	205,861
Customer deposits, short term	6,000	-
Deferred revenue, short term portion	30,000	-
Notes payable	60,162	50,000
Convertible notes payable, current portion	37,991	61,074
Total current liabilities	1,381,143	1,237,761

Long term debt:
Convertible notes payable, long term portion	283,529	166,083
Deferred revenue, long term portion	404,210	404,210
Customer deposits	58,000	50,000
Derivative liability	1,043,479	-
Total long term debt	1,789,218	620,293

Total liabilities	3,170,361	1,858,054

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized as of September 30, 2016 and 2015
Series A Preferred Stock, $0.0001 par value; 2,000,000 shares designated, 2,000,000 shares issued and outstanding as of September 30, 2016 and 2015	200	200
Common stock, $0.0001 par value; 500,000,000 and 2,000,000,000 shares authorized, 82,302,455 and 63,044,404 shares issued and outstanding as of September 30, 2016 and 2015, respectively	8,230	6,304
Additional paid in capital	11,306,952	9,477,645
Deficit	(12,721,878)	(10,862,378)
Total deficit	(1,406,496)	(1,378,229)

Total liabilities and stockholders’ deficit	$1,763,865	$479,825

The accompanying notes are an integral part of these consolidated financial statements

EXOLIFESTYLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2016	2015
Revenues:
Royalty and franchise income	$166,055	$210,633
Sales	381,919	-
Total revenues	547,976	210,633

Cost of sales	219,282	-

Gross profit	328,692	210,633

Operating expenses:
Payroll expenses	477,765	390,538
Selling, general and administrative expenses	945,810	339,444
Depreciation and amortization	18,841	16,356
Total operating expenses	1,442,416	746,337

Net loss from operations	(1,113,724)	(535,704)

Other income (expense):
Gain on change in derivative liabilities	1,361,092	-
Litigation settlement	-	102,500
Other income	37,300	1,942
Interest expense	(2,144,168)	(5,621)
Total other income (expense):	(745,776)	98,821

Net loss before income tax provision	(1,859,500)	(436,884)

Provision for income taxes	-	-

NET LOSS	$(1,859,500)	$(436,884)

Net loss per common share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	79,158,444	26,893,716

The accompanying notes are an integral part of these consolidated financial statements

EXOLIFESTYLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
TWO YEARS ENDED SEPTEMBER 30, 2016

					Additional
	Series A Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2014	-	$-	17,117,268	$1,712	$9,283,886	$(10,425,494)	$(1,139,896)
Effect of merger with PF Hospitality Group, Inc (formerly known as Kalahari Greentech, Inc.)	-	-	100,404	10	(10)	-	-
Sale of Series A preferred stock	2,000,000	200	-	-	-	-	200
Sale of common stock	-	-	42,882,732	4,288	-	-	4,288
Common stock issued upon settlement of convertible notes	-	-	2,944,000	294	4,232	-	4,526
Beneficial conversion feature related to convertible notes	-	-	-	-	189,537	-	189,537
Net loss	-	-	-	-	-	(436,884)	(436,884)
Balance, September 30, 2015	2,000,000	200	63,044,404	6,304	9,477,645	(10,862,378)	(1,378,229)
Common stock issued upon settlement of convertible notes	-	-	18,158,051	1,816	307,954	-	309,770
Common stock issued for services	-	-	600,000	60	395,940	-	396,000
Common stock issued to acquire EXO:EXO	-	-	500,000	50	1,314,950	-	1,315,000
Beneficial conversion feature related to convertible notes	-	-	-	-	80,769	-	80,769
Reclassify beneficial conversion feature from equity to derivative liability	-	-	-	-	(270,306)	-	(270,306)
Net loss	-	-	-	-	-	(1,859,500)	(1,859,500)
Balance, September 30, 2016	2,000,000	$200	82,302,455	$8,230	$11,306,952	$(12,721,878)	$(1,406,496)

The accompanying notes are an integral part of these consolidated financial statements

EXOLIFESTYLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,859,500)	$(436,884)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	18,841	16,356
Amortization of debt discount	103,771	3,621
Non-cash merger costs	-	88,552
Non-cash interest	2,035,762	-
Gain on change in fair value of derivative liabilities	(1,361,092)	-
Common stock issued for services	396,000	-
Changes in operating assets and liabilities:
Accounts and royalties receivable	(23,830)	(10,503)
Inventory	(90,403)	-
Litigation receivable	21,250	(30,104)
Vendor deposits	(62,253)	-
Other prepaid assets	12,867	-
Accounts payable and accrued liabilities	91,817	116,771
Deferred income and customer deposits	30,000	(12,895)
Net cash used in operating activities	(686,770)	(265,086)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid to acquire EXO:EXO	(22,163)	-
Purchase of property and equipment	(14,290)	(20,914)
Net cash used in investing activity	(36,453)	(20,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	4,288
Proceeds from sale of Series A Preferred Stock	-	200
Proceeds from advances	12,500	106,500
Proceeds from short term notes payable	16,350	-
Proceeds from issuance of convertible notes payable	475,000	352,000
Repayments of short term notes payable	(6,188)	-
Net cash provided by financing activities	497,662	462,988

Net (decrease) increase in cash	(225,561)	176,988

Cash, beginning of the period	272,785	95,797
Cash, end of the period	$47,224	$272,785

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature relating to convertible note payable	$80,769	$189,537
Common stock issued in settlement of convertible notes	$309,770	$28,965
Common stock issued to acquire EXO:EXO	$1,315,000	$-

The accompanying notes are an integral part of these consolidated financial statements

EXOLIFESTYLE, INC.

Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

EXOLifestyle, Inc. (the “Company”) was incorporated in Nevada on April 5, 2005 under the name Tomi Holdings, Inc. In October 2005, the Company changed its name to InfraBlue (US), Inc., and in October 2007, changed its name to NextGen Bioscience, Inc. In December 2008, the Company changed its name to Kalahari Greentech, Inc., on May 2015, the Company changed its name to PF Hospitality Group, Inc. and on September 1, 2016, the Company changed its name to EXOlifestyle, Inc. In conjunction with the name change, effective September 23, 2016, the Company’s quotation symbol on the OTCQB tier of the OTC Markets Group, Inc. was changed from PFHS to EXOL. Prior to the Company’s merger with PF Hospitality Group discussed below, we were a U.S.-based exploration company with a primary focus on projects with prior exploration and production history.

Effective July 1, 2015, the Company merged with Pizza Fusion Holdings, Inc. (“Pizza Fusion”), a franchisor of organic fare pizza restaurants. As a result of the merger, EXOlifestyle, Inc. has become a franchisor of pizza restaurants specializing in organic fare free of artificial additives, such as preservatives, growth hormones, pesticides, nitrates and trans fats. Pursuant to the terms of the May 26, 2015 merger agreement, the Company exchanged 17,117,268 shares of its common stock and issued 11,411,512 warrants to purchase the Company’s common stock for 100% of the Pizza Fusion common shares. The warrants are exercisable at $0.25 for three years. In addition, the Company issued an aggregate of 2,385,730 warrants to acquire the Company’s common stock at $0.25 per share for a period of three years in exchange for previously issued and outstanding warrants of Pizza Fusion Holdings, Inc. Also, Pizza Fusion’s two founders purchased 21,441,366 shares of the Company’s common stock and 1,000,000 shares of the Company’s Series A preferred stock at a price of $.0001 per share. The shares are restricted and subject to the conditions set forth in Rule 144. Holders of convertible debt in the original principal amount of $65,600 agreed as part of the merger to limit the number of shares convertible pursuant to such debt at 40,000,000 shares of our common stock. As the owners and management of Pizza Fusion Holdings, Inc. obtained voting and operating control of PF Hospitality Group, Inc. after the merger and PF Hospitality Group, Inc. was non-operating and did not meet the definition of a business, the transaction has been accounted for as a recapitalization of Pizza Fusion Holdings, Inc., accompanied by the issuance of its common stock for outstanding common stock of EXOlifestyle., which was recorded at a nominal value. The accompanying financial statements and related notes give retroactive effect to the recapitalization as if it had occurred on November 6, 2006 (inception date) and accordingly all share and per share amounts have been adjusted.

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

The Company does not amortize goodwill. The Company recorded goodwill in the aggregate amount of $1,328,182 as a result of the acquisition of EXO during the year ended September 30, 2016.

The Company accounts for and reports acquired goodwill under Accounting Standards Codification subtopic 350-10, Intangibles-Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, at least annually, the Company tests its intangible assets for impairment or more often if events and circumstances warrant. Any write-downs will be included in results from operations.

Basis of presentation:

The consolidated financial statements include the accounts of EXOlifestyle, Inc. and its wholly owned subsidiaries, Pizza Fusion Holdings, Inc., EXO and Shaker & Pie, Inc (hereafter referred to as the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2016, the Company had cash of $47,224 and a working capital deficit of $1,117,056. During the year ended September 30, 2016, the Company used net cash in operating activities of $686,770. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended September 30, 2016, the Company raised $475,000 in cash proceeds from the issuance of convertible notes and $28,850 through short term borrowings. . In October 20, 2016, subsequent to these financial statements, the Company raised $75,000 from the issuance of a convertible note (See Subsequent Events-Note 15). The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements.

The Company’s primary source of operating funds since inception has been cash proceeds from the private placements of common stock and preferred stock, proceeds from private placements of convertible debt and short term borrowing. The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations.

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

Royalty and franchise income

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

During the year ended September 30, 2016, sales were comprised of sports products from the Company’s wholly owned subsidiary, EXO.

Inventory

The Company maintains an inventory, which consists primarily of packaged, delivered sports product. The Company acquires all of its inventory in a completed (finished goods) condition. The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.

As of September 30, 2016, the Company’s inventory, comprised of available for sale athletic sporting goods and apparel, was $107,295.

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

Royalties Receivable

Royalties receivable primarily consists of trade receivables, net of allowances. On a periodic basis, the Company evaluates its trade receivables and establishes an allowance for doubtful accounts based on its history of past bad debt expense, collections and current credit conditions. The Company performs on-going credit evaluations of its customers and the customer’s current credit worthiness. Collections and payments from customers are continuously monitored. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. As of September 30, 2016 and 2015, the Company’s allowance for doubtful accounts was $-0-. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required in future periods.

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

The estimated useful lives of the classes of property and equipment are as follows:

Construction in Progress	Not in service
Equipment	5 years
Leasehold Improvements	5 years
Furniture and Fixtures	5 years
Computers	3 years

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016 and 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes payable, convertible notes payable, derivative liabilities and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

At September 30, 2016 and 2015, the Company management performed an evaluation of its acquired intangible assets for purposes of determining the implied fair value of the assets at September 30, 2016 and 2015. The tests indicated that the recorded remaining book value of its intangible assets did not exceed its fair value for the years ended September 30, 2016 and 2015; and no impairment was deemed to exist as of September 30, 2016 and 2015. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

Website Development Costs

The Company recognizes website development costs in accordance with Accounting Standards Codification subtopic 350-50, Website Development Costs (“ASC 350-50”). As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website were included in cost of net revenues in the current period expenses. During the years ended September 30, 2016 and 2015, the Company did not capitalize any costs associated with the website development.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the years ended September 30, 2016 and 2015, the Company’s expenditures on research and product development were immaterial.

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2016 and 2015, the Company did not have any derivative instruments that were designated as hedges. See Notes 8 and 9 for discussion of the Company’s derivative liabilities.

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

On December 31, 2015, the Company determined that the conversion provisions embedded in issued convertible debentures met the defined criteria of a derivative in such that the net settlement requirement of delivery of common shares did meet the “readily convertible to cash” as described in Accounting Standards Codification 815 and therefore bifurcation is required.

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

The computation of basic and diluted income (loss) per share as of September 30, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	September 30, 2016	September 30, 2015

Convertible notes payable	40,566,618	37,597,538
Warrants to purchase common stock	13,797,242	13,797,242
Totals	54,363,860	51,294,780

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

Advertising

The Company’s advertising costs are expensed as incurred. Advertising expense was $47,864 and $249 for the years ended September 30, 2016 and 2015.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of September 30, 2016 and 2015. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

Registration Rights

The Company accounts for registration rights agreements in accordance with the Accounting Standards Codification subtopic 825-20, Registration Payment Arraignments (“ASC 825-20”). Under ASC 825-20, the Company is required to disclose the nature and terms of the arraignment, the maximum potential amount and to assess each reporting period the probable liability under these arraignments and, if exists, to record or adjust the liability to current period operations. On September 30, 2016, the Company determined that possible payments under its registration rights agreement was not probable and therefore did not accrue as interest expense in current period operations for possible liability under the registration rights agreements.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2016 and 2015 is summarized as follows:

	September 30, 2016	September 30, 2015
Construction in process	$18,150	$18,150
Equipment	67,997	47,697
Leasehold improvements	12,232	10,513
Furniture and fixtures	42,584	37,604
Subtotal	140,963	113,964
Less accumulated depreciation	(92,299)	(79,338)
Property and equipment, net	$48,664	$34,626

Depreciation expense for the years ended September 30, 2016 and 2015 was $12,961 and $10,476, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets as of September 30, 2016 and 2015 is summarized as follows:

	September 30, 2016	September 30, 2015
Franchise and trademark rights	$71,949	$71,949
Trademark costs	45,429	45,429
Website	43,625	43,625
Subtotal	161,003	161,003
Less accumulated depreciation	(49,893)	(44,013)
Intangible assets, net	$111,110	$116,990

Amortization expense for the years ended September 30, 2016 and 2015 was $5,880 and $5,880, respectively.

NOTE 7 – NOTES PAYABLE

On July 10, 2014 the Company issued a note payable with face value $50,000, non-interest bearing, due on demand. The balance as of September 30, 2016 and 2015 was $50,000.

On June 9, 2016, the Company issued a unsecured promissory note with a face value of $7,600, bearing interest at 8% due six months from issuance with monthly payments of $1,347 per month. The balance as of September 30, 2016 was $3,502.

On September 8, 2016, the Company issued a unsecured factoring agreement with a face value of $8,750, bearing an estimated interest rate of 13% whereby the Company will remit daily a portion of their collected receivables until an aggregate of $9,888 has been repaid, including interest. The balance as of September 30, 2016 was $6,660.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of September 30, 2016 and September 30, 2015 is summarized as follows:

	September 30, 2016	September 30, 2015
Notes payable, acquired in recapitalization	$37,991	$61,074
Notes payable, due July 27, 2020, net of unamortized debt discounts of $314,006 and $224,924, respectively	271,544	166,183
Note payable, due July 20, 2020, net of unamortized debt discounts of $190,144	9,856	-
Note payable, due August 5, 2020, net of unamortized debt discount of $53,426	2,129	-
Subtotal	321,520	227,257
Less current maturities	(37,991)	(61,074)
Long term portion	$283,529	$166,183

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

As of September 30, 2016, the Company has received net proceeds of $477,000 under the security purchase agreement, $250,000 not under the security purchase agreement (same terms and conditions); and subsequent to these financial statements, an additional $75,000 under the security purchase agreement (same terms and conditions) (See Note 15-Subsequent Events).

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

The debentures are convertible into shares of the company’s common stock at a conversion price initially equal to 65% of the lowest traded price of its common stock for the twenty trading days prior to each conversion date subject to adjustment. In July 2016, the percentage was reduced (reset) from 65% to 50% of those notes under the Securities Purchase Agreement. The conversion price of the debentures is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. In addition, the conversion price is subject to adjustment if the company issues or sells shares of its common stock for a consideration per share less than the conversion price then in effect, or issue options, warrants or other securities convertible or exchange for shares of its common stock at a conversion or exercise price less than the conversion price of the debentures then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable.

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

From January 1, 2016 through September 30, 2016, the Company issued an aggregate of $325,000 convertible debentures. The Company determined the initial fair value of the embedded conversion provisions of the debentures of $545,170 at issuance date using the Multinomial Lattice pricing model and the following assumptions: estimated contractual terms, a risk free interest rate of 0.86% to 0.92%, a dividend yield of 0%, and volatility of 62.37% to 62.74%. The determined fair value of the derivative liability of $545,170 was charged as a debt discount up to the net proceeds of the notes with the remainder of $220,170 charged to current period operations as non-cash interest expense.

At September 30, 2016, the fair value of the embedded conversion provisions of the debentures of $1,043,479 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 62.10%; risk free rate: 0.88%; and expected life: 3.80 to 3.85 years. The Company recorded a gain on change in derivative liabilities of $1,361,092 during the year ended September 30, 2016.

On July 1, 2016, the Company issued 1,282,051 shares of its common stock in settlement of $55,555 of the outstanding debentures.

For the year ended September 30, 2015, the Company amortized $103,771 and $16,356 of debt discount and original issuance discounts to current period operations as interest expense, respectively.

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

As of September 30, 2016, the Company has issued an aggregate of 19,820,000 shares of its common stock in settlement of $32,245 of promissory notes.

NOTE 9 - DERIVATIVE LIABILITIES

As described in Note 8, the Company issued convertible notes that contain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

NOTE 10 – STOCKHOLDERS’ (DEFICIT)

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock as of September 30, 2016 and 2015. As of September 30, 2016, the Company has designated and sold 2,000,000 shares of Series A Preferred Stock.

Each share of Series A Preferred Stock is entitled to 125 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights.

During the year ended September 30, 2015, the Company sold an aggregate of 2,000,000 shares of its Series A Preferred Stock at par value of $200.

Common stock

The Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock as of September 30, 2016 and 2015, respectively. As of September 30, 2016 and 2015, the Company had 82,302,455 and 63,044,404 common shares issued and outstanding.

During the year ended September 30, 2015, the Company issued 2,944,000 shares of its common stock in settlement of $4,526 of promissory notes.

During the year ended September 30, 2015, the Company sold an aggregate of 42,882,732 shares of its common stock to related parties for an aggregate net proceeds of $4,288.

During the year ended September 30, 2016, the Company issued 16,876,000 shares of its common stock in settlement of $27,719 of promissory notes.

During the year ended September 30, 2016, the Company issued 1,282,051 shares of its common stock in settlement of $55,555 of the outstanding debentures.

During the year ended September 30, 2016, the Company issued 600,000 shares of its common stock for consulting services valued at $396,000.

During the year ended September 30, 2016, the Company issued 500,000 shares of its common stock to acquire EXO on December 16, 2015 as discussed in Note 1.

Reverse Stock Split

On May 26, 2015, the Company amended its Articles of Incorporation and effected a 2,000-for-1 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value. All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at September 30, 2016:

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

A summary of the warrant activity for the years ended September 30, 2016 and 2015 is as follows:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at October 1, 2014	13,797,242	$0.25	3.00	$-
Grants	-			-
Exercised
Canceled
Outstanding at September 30, 2015	13,797,242	$0.25	2.75	$-
Grants	-
Exercised	-
Canceled	-
Outstanding at September 30,2016	13,797,242	$0.25	1.75	$-

Vested and expected to vest at September 30, 2016	13,797,242	$0.25	1.75	$-
Exercisable at September 30, 2016	13,797,242	$0.25	1.75	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s management estimated market stock price as of September 30, 2016, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

NOTE 11 – LOSS PER SHARE

The following table presents the computation of basic and diluted loss per share for the years ended September 30, 2015 and 2014:

	September 30, 2016	September 30, 2015
Net loss available to Common stockholders	$(1,859,500)	$(436,884)
Basic and diluted earnings (loss) per share	$(0.02)	$(0.02)
Weighted average common shares outstanding	79,158,444	26,893,716

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases approximately 2,300 square feet of office space/warehouse space in Boca Raton, Florida with a base rent of $2,800 per month,. The lease is subject to a 5% per year increase and expires August 31, 2019.

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

Debt assumption/indemnification

In connection with the merger on July 1, 2015, previous officers of PF Hospitality Group, Inc. assumed and indemnified the Company for an aggregate of $590,990 outstanding debt, all of which was considered old, unidentified and considered not due by the previous management.

Litigation

The Company is subject at times to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of September 30, 2016.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders advance funds to the Company for travel related and working capital purposes. As of September 30, 2016 and 2015, there were no advances outstanding.

As of September 30, 2016 and 2015, accrued compensation due officers and executives included in accounts payable was $796,496 and $670,839, respectively.

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

NOTE 13 – INCOME TAXES

At September 30, 2016, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $4,300,000, expiring in the year 2035, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

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

The Company is required to file income tax returns in the U.S. Federal jurisdiction. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before September 30, 2013.

The effective rate differs from the statutory rate of 34% for due to the following:

	September 30, 2016	September 30, 2015
Statutory rate on pre-tax book loss	(34.00)%	(34.00)%
Stock based compensation	21.30%	11.70%
Change in fair value of derivative liabilities	(73.20)%
Financing costs	115.06%	2.40%
Valuation allowance	29.16%	19.90%
	0.00%	0.00%

The Company’s deferred taxes as of September 30, 2016 consist of the following:

	September 30, 2016	September 30, 2015
Non-Current deferred tax asset:
Net operating loss carry-forwards	$1,462,000	$1,224,000
Valuation allowance	(1,462,000)	(1,224,000)
Net non-current deferred tax asset	$-	$-

NOTE 14 - FAIR VALUE MEASUREMENTS

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2016 (none as of September 30, 2015):

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$1,043,479	$1,043,479
Total	$–	$–	$1,043,479	$1,043,479

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the year ended September 30, 2016.

Year ended September 30, 2016:

Derivative Liabilities
Balance, April 1, 2015	$-

Transfers in: from equity the initial beneficial conversion feature
From equity: initial beneficial conversion feature	270,306
From initial fair value of derivative liability upon debenture issuance	325,000

Transfers out: upon payoff or conversion of debentures	(226,497)

Adjustment to interest expense the excess of fair value of fair value of derivative liabilities	2,035,762

Mark-to-market at September 30, 2016:	(1,361,092)

Balance, September 30, 2016	$1,043,479

Net gain for the period included in earnings relating to the liabilities held at September 30, 2016	$1,361,092

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes (see Note 8).

NOTE 15 – SUBSEQUENT EVENTS

On October 20, 2016, the Company issued 1,282,051 shares of its common stock in settlement of $55,555 of convertible debentures.

Between October 1, 2016 and November 14, 2016, the Company issued a total of 4,689,169 shares of its common stock to a total of four entities in exchange for the conversion of notes or debt. Of the total shares issued, 1,050,000 shares were issued for consideration of $0.0015228 per share, 2,450,000 shares were issued for consideration of $0.0015375 per share, and 1,189,169 were issued for consideration of $0.04875 per share.

In October 2016 the Company received gross proceeds of $75,000 from the issuance of convertible debentures due July 27, 2020. The convertible debentures include substantially the same terms and conditions as provided for in the convertible debentures previously issued as discussed in Note 8 above.

In December 2016 the Company received gross proceeds of $40,000 from the issuance of convertible debentures due July 27, 2020. The convertible debentures include substantially the same terms and conditions as provided for in the convertible debentures previously issued as discussed in Note 8 above.

On or about December 15, 2016 we issued 3,940,110 shares of our common stock pursuant to a conversion of a convertible promissory note, at a conversion price of $0.0015228. On or about December 16, 2016 we issued 2,600,000 shares of our common stock pursuant to a conversion of a convertible promissory note at a conversion price of $0.0015375.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2016 to December 28, 2016 the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

