Form 10-Q
period 2016-12-31
EXOlifestyle, Inc.
filed 2017-02-07
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-51935

(Commission file number)

EXOlifestyle, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1119774
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

(561) 939-2520

(Issuer’s telephone number)

136 NW 16th Street, Boca Raton Florida 33432

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

As of February 7, 2017, there were 104,447,546 shares of registrant’s common stock outstanding.

EXOLIFESTYLE, INC.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXOLIFESTYLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	September 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash	$42,454	$47,224
Accounts receivable, net	27,972	29,874
Royalties receivable	13,000	9,339
Inventory	164,673	107,295
Vendor deposits	3,000	62,253
Prepaid and other current assets	11,928	8,102
Total current assets	263,027	264,087

Property and equipment, net	27,734	48,664

Other assets:
Intangible assets, net	109,640	111,110
Receivable from litigation settlement	3,542	8,854
Deposits	2,968	2,968
Goodwill	1,328,182	1,328,182
Total other assets	1,444,332	1,451,114

Total assets	$1,735,093	$1,763,865

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,092,994	$1,028,629
Advances	205,861	218,361
Customer deposits, short term	6,000	6,000
Deferred revenue, short term portion	30,000	30,000
Notes payable	74,363	60,162
Convertible notes payable, current portion	18,627	37,991
Total current liabilities	1,427,845	1,381,143

Long term debt:
Convertible notes payable, long term portion	269,704	283,529
Deferred revenue, long term portion	404,210	404,210
Customer deposits	44,000	58,000
Derivative liability	3,903,840	1,043,479
Total long term debt	4,621,754	1,789,218

Total liabilities	6,049,599	3,170,361

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized as of December 31, 2016 and September 30, 2016
Series A Preferred Stock, $0.0001 par value; 2,000,000 shares designated, 2,000,000 shares issued and outstanding as of December 31, 2016 and September 30, 2016	200	200
Common stock, $0.0001 par value; 500,000,000 shares authorized, 97,415,411 and 82,302,455 shares issued and outstanding as of December 31, 2016 and September 30, 2016, respectively	9,742	8,230
Additional paid in capital	11,512,969	11,306,952
Deficit	(15,837,417)	(12,721,878)
Total deficit	(4,314,506)	(1,406,496)

Total liabilities and stockholders’ deficit	$1,735,093	$1,763,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EXOLIFESTYLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended December 31,
	2016	2015
Revenues:
Royalty and franchise income	$17,162	$30,077
Sales	179,231	2,167
Total revenues	196,393	32,244

Cost of sales	105,804	498

Gross profit	90,589	31,746

Operating expenses:
Payroll expenses	125,458	102,325
Selling, general and administrative expenses	164,207	68,788
Depreciation and amortization	5,553	4,301
Total operating expenses	295,218	175,413

Net loss from operations	(204,629)	(143,667)

Other income (expense):
Loss on change in derivative liabilities	(2,613,475)	-
Other income	29,974	-
Interest expense	(327,409)	(1,834,202)
Total other income (expense):	(2,910,910)	(1,834,202)

Net loss before income tax provision	(3,115,539)	(1,977,870)

Provision for income taxes	-	-

NET LOSS	$(3,115,539)	$(1,977,870)

Net loss per common share, basic and diluted	$(0.04)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	86,047,530	74,614,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EXOLIFESTYLE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED DECEMBER 31, 2016

					Additional
	Series A Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2016	2,000,000	$200	82,302,455	$8,230	$11,306,952	$(12,721,878)	$(1,406,496)
Common stock issued upon settlement of convertible notes	-	-	15,112,956	1,512	206,017	-	207,529
Net loss	-	-	-	-	-	(3,115,539)	(3,115,539)
Balance, December 31, 2016 (unaudited)	2,000,000	$200	97,415,411	$9,742	$11,512,969	$(15,837,417)	$(4,314,506)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EXOLIFESTYLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,115,539)	$(1,977,870)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,552	4,301
Amortization of debt discount	86,174	13,975
Gain on settlement of lease	(29,974)	-
Non cash interest	207,078	1,815,592
Loss on change in fair value of derivative liabilities	2,613,475	-
Changes in operating assets and liabilities:
Accounts and royalties receivable	(1,759)	9,695
Inventory	(57,378)	(685)
Litigation receivable	5,312	5,312
Vendor deposits	59,253	-
Other prepaid assets	(3,826)	-
Accounts payable and accrued liabilities	107,963	(177)
Customer deposits	(14,000)	-
Net cash used in operating activities	(137,669)	(129,857)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid to acquire EXO:EXO	-	(22,163)
Purchase of property and equipment	(1,302)	(25,000)
Net cash used in investing activity	(1,302)	(47,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	-	12,500
Proceeds from short term notes payable	26,400	-
Proceeds from issuance of convertible notes payable	120,000	150,000
Repayments of short term notes payable	(12,199)	-
Net cash provided by financing activities	134,201	162,500

Net decrease in cash	(4,770)	(14,520)

Cash, beginning of the period	47,224	272,785
Cash, end of the period	$42,454	$258,265

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,773	$-
Cash paid during the period for income taxes	$-	$-

Non cash investing and financing activities:
Beneficial conversion feature relating to convertible note payable	$-	$80,769
Common stock issued in settlement of convertible notes	$207,529	$24,439
Common stock issued to acquire EXO:EXO	$-	$1,315,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

In 2017, the Company dissolved Shaker & Pie, Inc., an inactive wholly owned subsidiary of the Company.

The consolidated financial statements include the accounts of PF Hospitality Group, Inc. and its wholly owned subsidiaries, Pizza Fusion Holdings, Inc. and EXO (hereafter referred to as the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2016 are not necessarily indicative of the operating results that may be expected for the year ended September 30, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2016 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

During the three months ended December 31, 2016, sales were comprised of sports products from the Company’s wholly owned subsidiary, EXO.

Inventory

The Company maintains an inventory, which consists primarily of packaged, delivered sports product. The Company acquires its entire inventory in a completed (finished goods) condition. The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.

As of December 31, 2016, the Company’s inventory was comprised of available for sale athletic sporting goods and apparel, was $164,673.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and September 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes payable, convertible notes payable, derivative liabilities and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2016 and September 30, 2016, the Company did not have any derivative instruments that were designated as hedges. See Notes 7 and 8 for discussion of the Company’s derivative liabilities.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

The computation of basic and diluted income (loss) per share as of December 31, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	December 31, 2016	December 31, 2015

Convertible notes payable	252,835,879	23,038,111
Warrants to purchase common stock	13,797,242	13,797,242
Totals	266,633,121	36,835,353

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

Registration Rights

The Company accounts for registration rights agreements in accordance with the Accounting Standards Codification subtopic 825-20, Registration Payment Arraignments (“ASC 825-20”). Under ASC 825-20, the Company is required to disclose the nature and terms of the arraignment, the maximum potential amount and to assess each reporting period the probable liability under these arraignments and, if exists, to record or adjust the liability to current period operations. On December 31, 2016, the Company determined that possible payments under its registration rights agreement was not probable and therefore did not accrue as interest expense in current period operations for possible liability under the registration rights agreements.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $15,837,417, net loss of $3,115,539 and net cash used in operations of $137,669 for the three months ended December 31, 2016 which raises substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended December 31, 2016, the Company raised $120,000 and $26,400in cash proceeds from the issuance of convertible promissory notes and short term notes, respectively. The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements through February 2017.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2016 and September 30, 2016 is summarized as follows:

	December 31, 2016	September 30, 2015
Construction in process	$-	$18,150
Equipment	69,300	67,997
Leasehold improvements	12,232	12,232
Furniture and fixtures	42,584	42,584
Subtotal	124,116	140,963
Less accumulated depreciation	(96,382)	(92,299)
Property and equipment, net	$27,734	$48,664

Depreciation expense for the three months ended December 31, 2016 and 2015 was $4,082 and $2,831, respectively.

During the three months ended December 31, 2016, the Company settled its outstanding proposed Shaker & Pie operating leases and construction. As such, the Company realized a gain on settlement of $29,974.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

5. INTANGIBLE ASSETS

Intangible assets as of December 31, 2016 and September 30, 2016 are summarized as follows:

	December 31, 2016	September 30, 2016
Franchise and trademark rights	$71,949	$71,949
Trademark costs	45,429	45,429
Website	43,625	43,625
Subtotal	161,003	161,003
Less accumulated depreciation	(51,363)	(49,893)
Intangible assets, net	$109,640	$111,110

Amortization expense for the three months ended December 31, 2016 and 2015 was $1,470 and $1,470, respectively.

6. NOTES PAYABLE

On July 10, 2014 the Company issued a note payable with face value $50,000, non-interest bearing, due on demand. The balance as of December 31, 2016 and September 30, 2016 was $50,000.

On June 9, 2016, the Company issued a unsecured promissory note with a face value of $7,600 with additional borrowing of 3,800 during the three months ended December 31, 2016. The promissory note bears interest at 8% and is due six months from advances with monthly payments of $1,347 per month. The balance as of December 31, 2016 and September 30, 2016 was $5,756 and $3,502, respectively.

On September 8, 2016, the Company issued a unsecured factoring agreement with a face value of $8,750, bearing an estimated interest rate of 13% whereby the Company will remit daily a portion of their collected receivables until repaid, including interest. The balance as of December 31, 2016 and September 30, 2016 was $-0- and $6,660, respectively.

On December 9, 2016, the Company issued a unsecured factoring agreement with a face value of $22,600, bearing an estimated interest rate of 15% whereby the Company will remit daily a portion of their collected receivables until repaid, including interest. The balance as of December 31, 2016 was $18,607.

7. CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of December 31, 2016 and September 30, 2016 is summarized as follows:

	December 31, 2016	September 30, 2016
Notes payable, acquired in recapitalization	$18,627	$37,991
Notes payable, due July 27, 2020, net of unamortized debt discounts of $363,924 and $314,006, respectively	241,626	271,544
Note payable, due July 20, 2020, net of unamortized debt discounts of $177,550 and $190,144, respectively	22,450	9,856
Note payable, due August 5, 2020, net of unamortized debt discount of $49,927 and $53,426	5,628	2,129
Subtotal	288,331	321,520
Less current maturities	(18,627)	(37,991)
Long term portion	$269,704	$283,529

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

As of December 31, 2016, the Company has received net proceeds of $597,000 under the security purchase agreement and $250,000 not under the security purchase agreement (same terms and conditions).

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

During the three months ended December 31, 2016, the Company issued an aggregate of $120,000 convertible debentures. The Company determined the initial fair value of the embedded conversion provisions of the debentures of $327,078 at issuance date using the Multinomial Lattice pricing model and the following assumptions: estimated contractual terms, a risk free interest rate of 0.98% to 1.54%, a dividend yield of 0%, and volatility of 61.92% to 62.29%. The determined fair value of the derivative liability of $327,078 was charged as a debt discount up to the net proceeds of the notes with the remainder of $207,078 charged to current period operations as non-cash interest expense.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

At December 31, 2016, the fair value of the embedded conversion provisions of the debentures of $3,903,840 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 62.25%; risk free rate: 1.47%; and expected life: 3.55 to 3.60 years. The Company recorded a loss on change in derivative liabilities of $2,613,475 during the three months ended December 31, 2016.

During the three months ended December 31, 2016, the Company issued an aggregate of 2,471,220 shares of its common stock in settlement of $100,000 of the outstanding convertible notes.

For the three months ended December 31, 2016 and 2015, the Company amortized $86,174 and $13,975 of debt discount and original issuance discounts to current period operations as interest expense, respectively.

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

During the three months ended December 31, 2016, the Company has issued an aggregate of 12,641,736 shares of its common stock in settlement of $19,363 of promissory notes.

8. DERIVATIVE LIABILITIES

As described in Note 7, the Company issued convertible notes that contain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

9. STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock as of December 31, 2016 and September 30, 2016. As of December 31, 2016, the Company has designated and sold 2,000,000 shares of Series A Preferred Stock.

Each share of Series A Preferred Stock is entitled to 125 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Common stock

The Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock as of December 31, 2016 and September 30, 2016. As of December 31, 2016 and September 30, 2016, the Company had 97,415,411 and 82,302,455 common shares issued and outstanding.

During the three months ended December 31, 2016, the Company has issued an aggregate of 12,641,736 shares of its common stock in settlement of $19,363 of promissory notes.

During the three months ended December 31, 2016, the Company issued an aggregate of 2,471,220 shares of its common stock in settlement of $100,000 of the outstanding convertible notes.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at December 31, 2016:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.25	13,797,242	July 2018

In Connection with the merger agreement, the Company issued an aggregate of 13,797,242 warrants to acquire the Company’s common stock at $0.25 per share for a period of three years. 11,411,512 warrants were issued as part of the exchange consideration to acquire 100% of the common stock of Pizza Fusion and 2,385,730 shares were issued in exchange for previously issued and outstanding warrants of Pizza Fusion Holdings, Inc.

A summary of the warrant activity for the three months ended December 31, 2016:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at September 30, 2016	13,797,242	$0.25	1.75	$-
Grants	-
Exercised	-
Canceled	-
Outstanding at December 31,2016	13,797,242	$0.25	1.50	$-

Vested and expected to vest at December 31, 2016	13,797,242	$0.25	1.50	$-
Exercisable at December 31, 2016	13,797,242	$0.25	1.50	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s management estimated market stock price as of December 31, 2016, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

10. COMMITMENTS AND CONTINGENCIES

Debt assumption/indemnification

In connection with the merger on July 1, 2015, previous officers of PF Hospitality Group, Inc. assumed and indemnified the Company for an aggregate of $590,990 outstanding debt, all of which was considered old, unidentified and considered due by the previous management.

Litigation

The Company is subject at times to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of December 31, 2016.

11. RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders advance funds to the Company for travel related and working capital purposes. As of December 31, 2016 and September 30, 2016, there were no related party advances outstanding.

As of December 31, 2016 and September 30, 2016, accrued compensation due officers and executives included in accounts payable was $828,896 and $796,496, respectively.

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

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$3,903,840	$3,903,840
Total	$–	$–	$3,903,840	$3,903,840

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the three months ended December 31, 2016.

Three months ended December 31, 2016:

Derivative Liabilities
Balance, October 1, 2016	$1,043,479

Transfers in: from equity the initial beneficial conversion feature From initial fair value of derivative liability upon debenture issuance	120,000

Transfers out: upon payoff or conversion of debentures	(80,192)

Adjustment to interest expense the excess of fair value of fair value of derivative liabilities	207,078

Mark-to-market at December 31, 2016:	2,613,475

Balance, December 31, 2016	$3,903,840

Net loss for the period included in earnings relating to the liabilities held at December 31, 2016	$(3,903,840)

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes (see Note 7).

13. SUBSEQUENT EVENTS

Common stock

In February 2017, the Company issued an aggregate of 7,032,135 shares of its common stock in settlement of $17,977 of convertible debentures.

Preferred stock

On January 5, 2017, the Company filed an amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada to increase the number of authorized shares of Series A Stock from 2,000,000 shares to 12,000,000 shares. The Amendment and its filing were approved by the Company’s board of directors on January 3, 2017. Pursuant to the provisions of the Articles of Incorporation of the Company, the Amendment does not require the approval of, or any vote of, the Company’s shareholders.

The other terms, conditions and designations of the Series A Stock did not change.

On January 10, 2017, the Company issued to each of Randy Romano, the Company’s President, and Vaughan Dugan, the Company’s Chief Executive Officer, 5,000,000 shares of Series A Preferred Stock of the Company (the “Series A Stock”) in return for the payment to the Company from each of Randy Romano and Vaughan Dugan of $500.00.

Options

On January 10, 2017, the Company entered into an option agreement with Sloan McComb, pursuant to which the Company granted to Ms. McComb an option to acquire 5,000,000 shares of the common stock of the Company at an exercise price of $0.02 per share. The option to acquire the shares of Common Stock vests as to 50% of the shares of Common Stock (2,500,000 shares) on July 10, 2017, and as to the remaining 50% of the shares of Common Stock (2,500,000 shares) on January 10, 2018. The option period expires on January 10, 2027.

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

As of December 31, 2016, we franchised a total of 11 Pizza Fusion locations (six in the U.S., two in United Arab Emirates and three in Saudi Arabia). We have seen a reduction of four of the seven locations in Saudi Arabia as a result of weakening demand stemming from reductions in discretionary spending due to continued world-wide reductions in the price of and demand for crude oil. Royalty income was $17,162 for the three months ended December 31, 2016, a reduction of $12,915 from the same period in 2015. As a result of these factors, management believes that its resources can be better utilized in its other businesses and is currently evaluating strategic alternatives for its franchise operations including the partial or full sale of its interest in this business. Presently we do not have a timetable for when or if this business will be sold.

Results of Operations

Three months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Total Revenue. For three months ended December 31 2016, total revenue increased by $164,149 to $196,393 compared to $32,244 in the same period in fiscal 2015. The increase in revenue for the three months ended December 31, 2016 was primarily related to a $177,064 increase in sales from EXO which we acquired in December 2015, partially offset by a reduction of approximately $12,915 in royalty income due to the closure of five Pizza Fusion locations in Saudi Arabia.

Cost of sales. Cost of sales was $105,804 or 59% of related sales for the three months ended December 31, 2016 giving us a gross profit from sales of $73,427 or 41% as compared to a cost of sales of $498 (22%) and a gross profit of $1,669 (77%) for the same period last year. In 2016, we are focusing more towards wholesale with higher volumes, but lower margins.

Total Operating Expenses. For three months ended December 31, 2016, total operating expenses increased 68.0% to $295,218 compared to $175,413 for same period in fiscal 2015. Our payroll, selling, general and administrative expenses and depreciation increased by $89,114 due to our acquisition of EXO subsidiary in fiscal 2016 as compared to 2015.

Loss on change in fair value of derivative liabilities. During fiscal 2015 and 2016, we issued convertible notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $2,613,475 and $-0- on change in fair value of derivative liabilities for the three months ended December 31, 2016 and 2015, respectively.

Interest expense. Interest expense for the three months ended December 31, 2016 and 2015 was $327,409 and $1,834,202. Included in the interest was non cash amortization of debt discounts and non-cash related to our issued convertible notes of $293,252 for the three months ended December 31, 2016 as compared to $1,829,567 for the same period last year.

Net Loss. As a result of the above, the net loss for three months ended December 31, 2016 increased $1,137,669, or 57.5%, to $3,115,539 compared to $1,977,870 in the same period, last year.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements.

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

As of December 31, 2016, our working capital deficit amounted to $1,164,818, an increase of $47,762 as compared to working capital deficit of $1,117,056 as of September 30, 2016. This increase is primarily a result of a $1,060 reduction in total current assets and by a $46,702 increase in current liabilities. Working capital at December 31, 2016 included primarily cash and cash equivalents of $42,454, accounts and royalty receivables of $40,972, inventory of $164,673, vendor deposits of $3,000 and prepaid and other current assets of $11,928, offset by accounts payable and accrued liabilities of $1,092,994, advances of $205,861, customer deposits of $6,000, deferred revenue of $30,000, convertible notes payable of $18,627 and $74,363 of notes payable.

Cash used in operating activities of $137,669 during three months ended December 31,2016 was primarily attributable to a net loss of $3,115,539, partially offset by non-cash interest of $207,078, depreciation and amortization of $91,726, loss on change in derivative liability of $2,613,475 and changes in operating assets and liabilities of $95,565.

Cash used in investing activities was $1,302 during three months ended December 31, 2016 comprised purchases of property and equipment.

Cash provided by financing activities of $134,201 during three months ended December 31, 2016 was attributable to proceeds from issuance of convertible notes of $120,000, $26,400 from issuance of notes payable, net with repayments of $12,199. Cash provided by financing activities of $150,000 during three months ended December 31 2015 was attributable to proceeds from convertible notes and advances of $150,000 and $12,500, respectively.

Capital Resources

We expect to incur a minimum of $500,000 in expenses during the next twelve months of operations as we expand our EXO operations.. We estimate that this will be comprised of approximately $300,000 towards inventory and marketing costs and approximately $200,000 will be needed for general overhead expenses such as for corporate legal and accounting fees, office overhead and general working capital.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, EXOlifestyles, Inc. did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Auditor’s Opinion Expresses Doubt About the Company’s Ability to Continue as a “Going Concern”

The independent auditor’s report on our September 30, 2016 consolidated financial statements states that the Company’s historical losses and accumulated deficiency raise substantial doubts about the Company’s ability to continue as a going concern, due to the losses incurred and deficiency. If we are unable to develop our business, we will have to reduce, discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Derivative Liability. The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2016 and September 30, 2016, the Company did not have any derivative instruments that were designated as hedges.

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

During the three months ended December 31, 2016, sales were comprised of sports products from the Company’s wholly owned subsidiary, EXO.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and President who acts as our chief financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and President evaluated the effectiveness of disclosure controls and procedures as of December 31, 2016 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and President concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management identified the following material weakness and significant deficiencies in its disclosure controls and procedures as of December 31, 2016:

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

10.1*	Amendment to Original Issue Discount Convertible Debentures Due July 27, 2020 among PF Hospitality Group, Inc. and holders of the debentures dated July 26, 2016.

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

* Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vaughan Dugan	Chief Executive Officer and Director	February 7, 2017
Vaughan Dugan	(principal executive officer)

/s/ Randy Romano	President and Director	February 7, 2017
Randy Romano	(principal financial and accounting officer)

