Form 10-Q
period 2017-03-31
EXOlifestyle, Inc.
filed 2017-05-12
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

000-51935

(Commission file number)

EXOlifestyle, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1119774
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

(561) 939-2520

(Issuer’s telephone number)

136 NW 16th Street, Boca Raton Florida 33432

(Address of principal executive offices)

(561) 939-2520

(Registrant’s telephone number, including area code)

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 12, 2017, there were 121,907,233 shares of registrant’s common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXOLIFESTYLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2017	September 30, 2016
ASSETS
Current assets:
Cash	$91,219	$47,224
Accounts receivable, net	9,665	29,874
Royalties receivable	2,100	9,339
Inventory	114,907	107,295
Vendor deposits	36,467	62,253
Prepaid and other current assets	12,479	8,102
Total current assets	266,837	264,087

Property and equipment, net	24,906	48,664

Other assets:
Intangible assets, net	108,170	111,110
Receivable from litigation settlement	-	8,854
Deposits	2,968	2,968
Goodwill	1,328,182	1,328,182
Total other assets	1,439,320	1,451,114

Total assets	$1,731,063	$1,763,865

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,121,167	$1,028,629
Advances	205,861	218,361
Customer deposits, short term	31,000	6,000
Deferred revenue, short term portion	-	30,000
Notes payable	58,472	60,162
Convertible notes payable, current portion	7,581	37,991
Total current liabilities	1,424,081	1,381,143

Long term debt:
Convertible notes payable, long term portion	309,235	283,529
Deferred revenue, long term portion	404,210	404,210
Customer deposits	50,000	58,000
Derivative liability	992,636	1,043,479
Total long term debt	1,756,081	1,789,218

Total liabilities	3,180,162	3,170,361

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized as of March 31, 2017 and September 30, 2016
Series A Preferred Stock, $0.0001 par value; 12,000,000 and 2,000,000 shares designated, 12,000,000 and 2,000,000 shares issued and outstanding as of March 31, 2017 and September 30, 2016, respectively	1,200	200
Common stock, $0.0001 par value; 500,000,000 shares authorized, 108,259,852 and 82,302,455 shares issued and outstanding as of March 31, 2017 and September 30, 2016, respectively	10,826	8,230
Additional paid in capital	11,555,909	11,306,952
Deficit	(13,017,034)	(12,721,878)
Total deficit	(1,449,099)	(1,406,496)

Total liabilities and stockholders’ deficit	$1,731,063	$1,763,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EXOLIFESTYLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Revenues:
Royalty and franchise income	$141,136	$43,369	$158,298	$73,446
Sales	181,476	94,110	360,707	96,277
Total revenues	322,612	137,479	519,005	169,723

Cost of sales	87,666	39,790	193,470	40,288

Gross profit	234,946	97,689	325,535	129,435

Operating expenses:
Payroll expenses	154,069	118,485	279,527	220,810
Selling, general and administrative expenses	89,850	540,924	254,057	609,712
Depreciation and amortization	5,625	4,724	11,178	9,025
Total operating expenses	249,544	664,133	544,762	839,547

Net loss from operations	(14,598)	(566,444)	(219,227)	(710,112)

Other income (expense):
Gain on change in derivative liabilities	2,898,130	1,458,511	284,655	1,458,511
Other income	-	-	29,974	-
Interest expense	(63,149)	(16,809)	(390,558)	(1,851,011)
Total other income (expense):	2,834,981	1,441,702	(75,929)	(392,500)

Net income (loss) before income tax provision	2,820,383	875,258	(295,156)	(1,102,612)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$2,820,383	$875,258	$(295,156)	$(1,102,612)

Net income (loss) per common share, basic	$0.03	$0.01	$(0.00)	$(0.01)

Net income (loss) per common share, diluted	$0.01	$0.01	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic	100,665,372	78,725,899	93,276,133	76,658,961

Weighted average number of common shares outstanding, diluted	411,308,491	116,003,567	403,919,252	76,658,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EXOLIFESTYLE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED MARCH 31, 2017

(unaudited)

					Additional
	Series A Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2016	2,000,000	$200	82,302,455	$8,230	$11,306,952	$(12,721,878)	$(1,406,496)
Sale of Series A Preferred stock	10,000,000	1,000	-	-	-	-	1,000
Common stock issued upon settlement of convertible notes	-	-	25,957,397	2,596	237,745	-	240,341
Stock based compensation	-	-	-	-	11,212	-	11,212
Net loss	-	-	-	-	-	(295,156)	(295,156)
Balance, March 31, 2017 (unaudited)	12,000,000	$1,200	108,259,852	$10,826	$11,555,909	$(13,017,034)	$(1,449,099)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EXOLIFESTYLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(295,156)	$(1,102,612)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	11,178	9,025
Amortization of debt discount	133,350	30,785
Gain on settlement of lease	(29,974)	-
Non-cash interest	207,078	1,815,592
Gain on change in fair value of derivative liabilities	(284,655)	(1,458,511)
Stock based compensation	11,212	396,000
Changes in operating assets and liabilities:
Accounts and royalties receivable	27,448	(11,425)
Inventory	(7,612)	(7,535)
Litigation receivable	8,854	10,625
Vendor deposits	25,786	(29,148)
Other prepaid assets	(4,377)	(15,919)
Accounts payable and accrued liabilities	137,183	32,483
Customer deposits	17,000	-
Deferred revenue	(30,000)	-
Net cash used in operating activities	(72,685)	(330,640)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid to acquire EXO:EXO	-	(22,163)
Purchase of property and equipment	(2,630)	(25,000)
Net cash used in investing activity	(2,630)	(47,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	-	12,500
Proceeds from sale of Series A preferred stock	1,000	-
Proceeds from short term notes payable	26,400	-
Proceeds from issuance of convertible notes payable	120,000	150,000
Repayments of short term notes payable	(28,090)	-
Net cash provided by financing activities	119,310	162,500

Net increase (decrease) in cash	43,995	(215,303)

Cash, beginning of the period	47,224	272,785
Cash, end of the period	$91,219	$57,482

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,651	$-
Cash paid during the period for income taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature relating to convertible note payable	$-	$80,769
Common stock issued in settlement of convertible notes	$536,381	$27,719
Common stock issued to acquire EXO:EXO	$-	$1,315,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended March 31, 2017 are not necessarily indicative of the operating results that may be expected for the year ended September 30, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2016 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

During the six months ended March 31, 2017, sales were comprised of sports products from the Company’s wholly owned subsidiary, EXO.

Inventory

The Company maintains an inventory, which consists primarily of packaged, delivered sports product. The Company acquires its entire inventory in a completed (finished goods) condition. The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.

As of March 31, 2017, the Company’s inventory was comprised of available for sale athletic sporting goods and apparel, was $114,907.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017 and September 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes payable, convertible notes payable, derivative liabilities and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2017 and September 30, 2016, the Company did not have any derivative instruments that were designated as hedges. See Notes 7 and 8 for discussion of the Company’s derivative liabilities.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

The computation of basic and diluted income (loss) per share for the six months ended March 31, 2017 and 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	March 31, 2017	March 31, 2016
Convertible notes payable	310,643,119	23,480,426
Options to purchase common stock	2,500,000	-
Warrants to purchase common stock	13,797,242	13,797,242
Totals	326,940,361	37,277,668

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

Registration Rights

The Company accounts for registration rights agreements in accordance with the Accounting Standards Codification subtopic 825-20, Registration Payment Arraignments (“ASC 825-20”). Under ASC 825-20, the Company is required to disclose the nature and terms of the arraignment, the maximum potential amount and to assess each reporting period the probable liability under these arraignments and, if exists, to record or adjust the liability to current period operations. On March 31, 2017, the Company determined that possible payments under its registration rights agreement was not probable and therefore did not accrue as interest expense in current period operations for possible liability under the registration rights agreements.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $13,017,034 net loss of $295,156 and net cash used in operations of $72,685 for the six months ended March 31, 2017 which raises substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended March 31, 2017, the Company raised $120,000, $26,400 and $1,000 in cash proceeds from the issuance of convertible promissory notes, short term notes and sale of preferred stock, respectively. The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements through June 2017.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

4. PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2017 and September 30, 2016 is summarized as follows:

	March 31, 2017	September 30, 2016
Construction in process	$-	$18,150
Equipment	70,627	67,997
Leasehold improvements	12,232	12,232
Furniture and fixtures	42,584	42,584
Subtotal	125,443	140,963
Less accumulated depreciation	(100,537)	(92,299)
Property and equipment, net	$24,906	$48,664

Depreciation expense for the three and six months ended March 31, 2017 was $4,156 and $8,238, respectively; and $3,254 and $6,085 for the three and six months ended March 31, 2016, respectively.

During the six months ended March 31, 2017, the Company settled its outstanding proposed Shaker & Pie operating leases and construction. As such, the Company realized a gain on settlement of $29,974.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

5. INTANGIBLE ASSETS

Intangible assets as of March 31, 2017 and September 30, 2016 are summarized as follows:

	March 31, 2017	September 30, 2016
Franchise and trademark rights	$71,949	$71,949
Trademark costs	45,429	45,429
Website	43,625	43,625
Subtotal	161,003	161,003
Less accumulated depreciation	(52,833)	(49,893)
Intangible assets, net	$108,170	$111,110

Amortization expense for the three and six months ended March 31, 2017 was $1,470 and $2,940, respectively; and $1,470 and $2,940 for the three and six months ended March 31, 2016, respectively.

6. NOTES PAYABLE

On July 10, 2014 the Company issued a note payable with face value $50,000, non-interest bearing, due on demand. The balance as of March 31, 2017 and September 30, 2016 was $50,000.

On June 9, 2016, the Company issued an unsecured promissory note with a face value of $7,600 with additional borrowing of 3,800 during the six months ended March 31, 2017. The promissory note bears interest at 8% and is due six months from advances with monthly payments of $1,347 per month. The balance as of March 31, 2017 and September 30, 2016 was $2,300 and $3,502, respectively.

On September 8, 2016, the Company issued an unsecured factoring agreement with a face value of $8,750, bearing an estimated interest rate of 13% whereby the Company will remit daily a portion of their collected receivables until repaid, including interest. The balance as of March 31, 2017 and September 30, 2016 was $-0- and $6,660, respectively.

On December 9, 2016, the Company issued an unsecured factoring agreement with a face value of $22,600, bearing an estimated interest rate of 15% whereby the Company will remit daily a portion of their collected receivables until repaid, including interest. The balance as of March 31, 2017 was $6,172.

7. CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of March 31, 2017 and September 30, 2016 is summarized as follows:

	March 31, 2017	September 30, 2016
Notes payable, acquired in recapitalization	$7,581	$37,991
Notes payable, due July 27, 2020, net of unamortized debt discounts of $338,808 and $314,006, respectively	266,743	271,544
Note payable, due July 20, 2020, net of unamortized debt discounts of $158,913 and $190,144, respectively	33,442	9,856
Note payable, due August 5, 2020, net of unamortized debt discount of $46,505 and $53,426	9,050	2,129
Subtotal	316,816	321,520
Less current maturities	(7,581)	(37,991)
Long term portion	$309,235	$283,529

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

As of March 31, 2017, the Company has received net proceeds of $597,000 under the security purchase agreement and $250,000 not under the security purchase agreement (same terms and conditions).

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

During the six months ended March 31, 2017, the Company issued an aggregate of $120,000 convertible debentures. The Company determined the initial fair value of the embedded conversion provisions of the debentures of $327,078 at issuance date using the Multinomial Lattice pricing model and the following assumptions: estimated contractual terms, a risk free interest rate of 0.98% to 1.54%, a dividend yield of 0%, and volatility of 61.92% to 62.29%. The determined fair value of the derivative liability of $327,078 was charged as a debt discount up to the net proceeds of the notes with the remainder of $207,078 charged to current period operations as non-cash interest expense.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

At March 31, 2017, the fair value of the embedded conversion provisions of the debentures of $992,636 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 61.21%; risk free rate: 1.50%; and expected life: 3.31 to 3.35 years. The Company recorded a gain on change in derivative liabilities of $2,898,130 and $284,655 during the three and six months ended March 31, 2017, respectively.

During the six months ended March 31, 2017, the Company issued an aggregate of 4,773,355 shares of its common stock in settlement of $107,645 of the outstanding convertible notes.

For the three and six months ended March 31, 2017, the Company amortized $47,176 and $133,350 of debt discount and original issuance discounts to period operations as interest expense, respectively; and for the three and six months ended March 31, 2016, the Company amortized $16,810 and $30,684 of debt discount and original issuance discounts to period operations as interest expense, respectively.

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

During the six months ended March 31, 2017, the Company has issued an aggregate of 21,184,042 shares of its common stock in settlement of $30,410 of promissory notes.

8. DERIVATIVE LIABILITIES

As described in Note 7, the Company issued convertible notes that contain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

9. STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock as of March 31, 2017 and September 30, 2016. As of March 31, 2017, the Company has designated and sold 12,000,000 shares of Series A Preferred Stock.

Each share of Series A Preferred Stock is entitled to 125 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

Common stock

The Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock as of March 31, 2017 and September 30, 2016. As of March 31, 2017 and September 30, 2016, the Company had 108,259,852 and 82,302,455 common shares issued and outstanding.

During the six months ended March 31, 2017, the Company issued an aggregate of 4,773,355 shares of its common stock in settlement of $107,645 of the outstanding convertible notes.

During the six months ended March 31, 2017, the Company has issued an aggregate of 21,184,042 shares of its common stock in settlement of $30,410 of promissory notes.

Options

On January 10, 2017, the Company issued an option to a key employee to acquire 5,000,000 shares of the Company’s common stock at $0.02 per share. The option vests as to 50% (2,500,000 shares) on July 10, 2017, and as to the remaining 50% (2,500,000 shares) on January 10, 2018. The option period expires on January 10, 2027.

The following assumptions were used in determining the fair value of employee option issued January 10, 2017:

Risk-free interest rate	2.53%
Dividend yield	0%
Stock price volatility	62.62%
Expected life	10 years
Weighted average grant date fair value	$00.76

The following table presents information related to stock options at March 31, 2017:

Options Outstanding			Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.2	5,000,000	9.79	-

A summary of the stock option activity for the six months ended March 31, 2017 is as follows:

Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at September 30, 2016	-
Grants	5,000,000	$0.02	10.0	$-
Exercised	-
Canceled	-
Outstanding at March 31, 2017	5,000,000	$0.02	9.79	$-
Exercisable at March 31, 2017	-

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0052 as of March 31, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities until sufficient data exists to estimate the volatility using the Company’s own historical stock prices. Management determined this assumption to be a more accurate indicator of value. The Company accounts for the expected life of options based on the contractual life of options for non-employees.

For employees, the Company accounts for the expected life of options in accordance with the contract terms. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options. The fair value of stock-based payment awards during the three months ended March 31, 2017 and 2016 was estimated using the Black-Scholes pricing model.

The fair value of all options vesting during the three and six months ended March 31, 2017 of $11,212 and $11,212, respectively, was charged to current period operations. Unrecognized compensation expense of $26,890 at March 31, 2017 will be expensed in future periods.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at March 31, 2017:

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

A summary of the warrant activity for the six months ended March 31, 2017:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at September 30, 2016	13,797,242	$0.25	1.75	$-
Grants	-
Exercised	-
Canceled	-
Outstanding at March 31,2017	13,797,242	$0.25	1.25	$-

Vested and expected to vest at March 31, 2017	13,797,242	$0.25	1.25	$-
Exercisable at March 31, 2017	13,797,242	$0.25	1.25	$-

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s management estimated market stock price as of March 31, 2017, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

10. COMMITMENTS AND CONTINGENCIES

Debt assumption/indemnification

In connection with the merger on July 1, 2015, previous officers of PF Hospitality Group, Inc. assumed and indemnified the Company for an aggregate of $590,990 outstanding debt, all of which was considered old, unidentified and considered due by the previous management.

Litigation

The Company is subject at times to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of March 31, 2017.

11. RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders advance funds to the Company for travel related and working capital purposes. As of March 31, 2017 and September 30, 2016, there were no related party advances outstanding.

As of March 31, 2017 and September 30, 2016, accrued compensation due officers and executives included in accounts payable was $852,219 and $796,496, respectively.

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

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of March 31, 2017:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$992,636	$992,636
Total	$–	$–	$992,636	$992,636

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the six months ended March 31, 2017.

Six months ended March 31, 2017:

Derivative Liabilities
Balance, October 1, 2016	$1,043,479

Transfers in: from equity the initial beneficial conversion feature From initial fair value of derivative liability upon debenture issuance	120,000

Transfers out: upon payoff or conversion of debentures	(93,266)

Adjustment to interest expense the excess of fair value of fair value of derivative liabilities	207,078

Mark-to-market at March 31, 2017:	(284,655)

Balance, March 31, 2017	$992,636

Net income for the period included in earnings relating to the liabilities held at March 31, 2017	$284,655

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes (see Note 7).

13. SUBSEQUENT EVENTS

Common stock

In April 2017, the Company issued an aggregate of 4,247,381 shares of its common stock in settlement of $7,645 of convertible debentures.

In May 2017, the Company issued an aggregate of 9,400,000 shares of its common stock in settlement of $19,760 of convertible debentures.

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

As of March 31, 2017, we franchised a total of 8 Pizza Fusion locations (six in the U.S. and three in Saudi Arabia). We have seen a reduction of four of the seven locations in Saudi Arabia as a result of weakening demand stemming from reductions in discretionary spending due to continued world-wide reductions in the price of and demand for crude oil. On April 15, 2017 the Ridgewood, New Jersey location closed. In July 2017, we anticipate an additional U.S. location opening on the campus of Old Dominion University in Virginia under our licensing agreement with Aramark Foods. On February 20, 2017, the Company entered into a master development agreement whereby the Company granted exclusive rights to develop the Pizza Fusion brand in certain middle eastern countries (as defined) . In connection with the agreement, the Company received $125,000 as initial fee and is scheduled to receive royalties as restaurants are developed. As a result of the above, royalty income was $158,298 for the six months ended March 31, 2017, an increase of $84,852 from the same period in 2016.

Results of Operations

Three months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Total Revenue. For three months ended March 31 2017, total revenue increased by $185,133 to $322,612 compared to $137,479 in the same period in fiscal 2016. The increase in revenue for the three months ended March 31, 2017 was related to both a $87,366 increase in sales from EXO which we acquired in December 2015 and an increase in royalty income of 97,767. The increase in royalty income is the result of us signing a master development agreement for certain Middle Eastern countries during the three months ended March 31, 2017, offset by a reduction of approximately $27,233 in royalty income due to the closure of five Pizza Fusion locations in Saudi Arabia.

Cost of sales. Cost of sales was $87,666 or 48% of related sales for the three months ended March 31, 2017 giving us a gross profit from sales of $93,810 or 52% as compared to a cost of sales of $39,790 (42%) and a gross profit of $54,320 (58%) for the same period last year. In 2017, we are focusing more towards wholesale with higher volumes, but lower margins.

Total Operating Expenses. For three months ended March 31, 2017, total operating expenses decreased 62.0% to $249,544 compared to $664,133 for same period in fiscal 2016. The decrease is primarily to a decrease from $396,000 to $11,212 in stock based compensation from fiscal 2016 to 2017. Our payroll, selling, general and administrative expenses and depreciation increased by $51,219 due to our acquisition of EXO subsidiary in fiscal 2017 as compared to 2016.

Gain on change in fair value of derivative liabilities. Beginning in fiscal 2015, we have issued convertible notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $2,898,130 and $1,458,511 on change in fair value of derivative liabilities for the three months ended March 31, 2017 and 2016, respectively.

Interest expense. Interest expense for the three months ended March 31, 2017 and 2016 was $63,149 and $16,809, respectively. Included in the interest was non-cash amortization of debt discounts and non-cash related to our issued convertible notes of $47,176 for the three months ended March 31, 2017 as compared to $16,810 for the same period last year.

Net Income. As a result of the above, the net income for three months ended March 31, 2017 increased $1,945,125, or 222.2%, to $2,820,383 compared to $875,258 in the same period, last year.

Six months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016

Total Revenue. For six months ended March 31 2017, total revenue increased by $349,282 to $519,005 compared to $169,723 in the same period in fiscal 2016. The increase in revenue for the six months ended March 31, 2017 was related to both a $264,430 increase in sales from EXO which we acquired in December 2015 and an increase in royalty income of 84,852. The increase in royalty income is the result of us signing a master development agreement for certain Middle Eastern countries during the six months ended March 31, 2017, offset by a reduction of approximately $40,148 in royalty income due to the closure of five Pizza Fusion locations in Saudi Arabia.

Cost of sales. Cost of sales was $193,470 or 54% of related sales for the six months ended March 31, 2017 giving us a gross profit from sales of $167,237 or 46% as compared to a cost of sales of $40,288 (42%) and a gross profit of $55,989 (58%) for the same period last year. In 2017, we are focusing more towards wholesale with higher volumes, but lower margins.

Total Operating Expenses. For six months ended March 31, 2017, total operating expenses decreased 35.1% to $544,762 compared to $839,547 for same period in fiscal 2016. The decrease is primarily to a decrease from $396,000 to $11,212 in stock based compensation from fiscal 2016 to 2017. Our payroll, selling, general and administrative expenses and depreciation increased by $140,831 due to our acquisition of EXO subsidiary in fiscal 2017 as compared to 2016.

Gain on change in fair value of derivative liabilities. Beginning in fiscal 2015, we have issued convertible notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $284,655 and $1,458,511 on change in fair value of derivative liabilities for the six months ended March 31, 2017 and 2016, respectively.

Interest expense. Interest expense for the six months ended March 31, 2017 and 2016 was $390,558 and $1,851,011, respectively. Included in the interest was non-cash amortization of debt discounts and non-cash related to our issued convertible notes of $340,428 for the six months ended March 31, 2017 as compared to $1,846,377 for the same period last year.

Net Loss. As a result of the above, the net loss for six months ended March 31, 2017 decreased $807,456, or 73.2, to $295,156 compared to $1,102,612 in the same period, last year.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements.

Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016

As of March 31, 2017, our working capital deficit (current liabilities in excess of current assets) amounted to $1,157,244, an increase of $40,188 as compared to working capital deficit of $1,117,056 as of September 30, 2016. This increase is primarily a result of a $42,938 increase in current liabilities, offset by a $2,750 increase in current assets. Working capital at March 31, 2017 included primarily cash of $91,219, accounts and royalty receivables of $11,765, inventory of $114,907, vendor deposits of $36,467 and prepaid and other current assets of $12,479, offset by accounts payable and accrued liabilities of $1,121,167, advances of $205,861, customer deposits of $31,000, convertible notes payable of $7,581 and $58,472 of notes payable.

Cash used in operating activities of $72,685 during six months ended March 31,2017 was primarily attributable to a net loss of $295,156, partially offset by non-cash interest of $207,078, depreciation and amortization of $144,528, and stock based compensation of $11,212, offset by gain on change in derivative liability of $284,655, gain on settlement of lease of $29,974 and changes in operating assets and liabilities of $174,282.

Cash used in investing activities was $2,630 during six months ended March 31, 2017 comprised purchases of property and equipment.

Cash provided by financing activities of $119,310 during six months ended March 31, 2017 was attributable to proceeds from issuance of convertible notes of $120,000, $26,400 from issuance of notes payable and $1,000 sale of preferred stock, net with repayments of $28,090. Cash provided by financing activities of $162,500 during six months ended March 31, 2016 was attributable to proceeds from convertible notes and advances of $150,000 and $12,500, respectively.

Capital Resources

We expect to incur a minimum of $500,000 in expenses during the next twelve months of operations as we expand our EXO operations. We estimate that this will be comprised of approximately $300,000 towards inventory and marketing costs and approximately $200,000 will be needed for general overhead expenses such as for corporate legal and accounting fees, office overhead and general working capital.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, EXOlifestyles, Inc. did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Derivative Liability. The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2017 and September 30, 2016, the Company did not have any derivative instruments that were designated as hedges.

Stock-based Compensation. The Company follows the provisions of ASC 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company uses the Black-Scholes pricing model for determining the fair value of stock-based compensation.

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.

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

During the six months ended March 31, 2017, sales were comprised of sports products from the Company’s wholly owned subsidiary, EXO.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and President who acts as our chief financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and President evaluated the effectiveness of disclosure controls and procedures as of March 31, 2017 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and President concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management identified the following material weakness and significant deficiencies in its disclosure controls and procedures as of March 31, 2017:

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Vaughan Dugan	Chief Executive Officer and Director	May 12, 2017
Vaughan Dugan	(principal executive officer)

/s/ Randy Romano	President and Director	May 12, 2017
Randy Romano	(principal financial and accounting officer)

