Form 10-Q
period 2017-06-30
EXOlifestyle, Inc.
filed 2017-08-21
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

000-51935

(Commission file number)

EXOlifestyle, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1119774
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of August 14, 2017, there were 162,914,899 shares of registrant’s common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXOLIFESTYLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	September 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash	$34,718	$47,224
Accounts receivable, net	1,077	29,874
Royalties receivable	2,100	9,339
Inventory	104,022	107,295
Vendor deposits	22,181	62,253
Prepaid and other current assets	7,975	8,102
Total current assets	172,073	264,087

Property and equipment, net	21,281	48,664

Other assets:
Intangible assets, net	106,700	111,110
Receivable from litigation settlement	-	8,854
Deposits	2,968	2,968
Goodwill	1,328,182	1,328,182
Total other assets	1,437,850	1,451,114

Total assets	$1,631,204	$1,763,865

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,124,355	$1,028,629
Advances	205,861	218,361
Customer deposits, short term	18,000	6,000
Deferred revenue, short term portion	-	30,000
Notes payable	59,500	60,162
Convertible notes payable, current portion	2,136	37,991
Total current liabilities	1,409,852	1,381,143

Long term debt:
Convertible notes payable, long term portion	336,597	283,529
Deferred revenue, long term portion	404,210	404,210
Customer deposits	50,000	58,000
Derivative liability	1,170,934	1,043,479
Total long term debt	1,961,741	1,789,218

Total liabilities	3,371,593	3,170,361

Stockholders' deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized as of June 30, 2017 and September 30, 2016 Series A Preferred Stock, $0.0001 par value; 12,000,000 and 2,000,000 shares designated, 12,000,000 and 2,000,000 shares issued and outstanding as of June 30, 2017 and September 30, 2016, respectively	1,200	200
Common stock, $0.0001 par value; 500,000,000 shares authorized, 162,914,899 and 82,302,455 shares issued and outstanding as of June 30, 2017 and September 30, 2016, respectively	16,291	8,230
Additional paid in capital	11,750,287	11,306,952
Deficit	(13,508,167)	(12,721,878)
Total deficit	(1,740,389)	(1,406,496)

Total liabilities and stockholders' deficit	$1,631,204	$1,763,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EXOLIFESTYLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Revenues:
Royalty and franchise income	$7,222	$49,396	$165,520	$122,842
Sales	216,427	93,102	577,134	189,379
Total revenues	223,649	142,498	742,654	312,221

Cost of sales	126,358	57,952	319,828	98,240

Gross profit	97,291	84,546	422,826	213,981

Operating expenses:
Payroll expenses	138,385	109,373	417,912	330,183
Selling, general and administrative expenses	60,152	106,404	314,209	716,116
Depreciation and amortization	5,095	4,725	16,273	13,750
Total operating expenses	203,632	220,502	748,394	1,060,049

Net loss from operations	(106,341)	(135,956)	(325,568)	(846,068)

Other income (expense):
(Loss) gain on change in derivative liabilities	(260,711)	(2,652,219)	23,944	(1,193,708)
Other income	-	-	29,974	-
Interest expense	(124,081)	(16,810)	(514,639)	(1,867,821)
Total other income (expense):	(384,792)	(2,669,029)	(460,721)	(3,061,529)

Net loss before income tax provision	(491,133)	(2,804,985)	(786,289)	(3,907,597)

Provision for income taxes	-	-	-	-

NET LOSS	$(491,133)	$(2,804,985)	$(786,289)	$(3,907,597)

Net loss per common share, basic and diluted	$(0.00)	$(0.03)	$(0.01)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	129,354,476	81,020,404	105,302,247	78,107,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EXOLIFESTYLE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

NINE MONTHS ENDED JUNE 30, 2017

					Additional
	Series A Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2016	2,000,000	$200	82,302,455	$8,230	$11,306,952	$(12,721,878)	$(1,406,496)
Sale of Series A Preferred stock	10,000,000	1,000	-	-	-	-	1,000
Common stock issued upon settlement of convertible notes	-	-	80,162,444	8,016	418,200	-	426,216
Common stock issued for services	-	-	450,000	45	1,170	-	1,215
Stock based compensation	-	-	-	-	23,965	-	23,965
Net loss	-	-	-	-	-	(786,289)	(786,289)
Balance, June 30, 2017 (unaudited)	12,000,000	$1,200	162,914,899	$16,291	$11,750,287	$(13,508,167)	$(1,740,389)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EXOLIFESTYLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(786,289)	$(3,907,597)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	16,273	13,750
Amortization of debt discount	240,293	47,594
Gain on settlement of lease	(29,974)	-
Non cash interest	211,514	1,815,591
Gain (loss) on change in fair value of derivative liabilities	(23,944)	1,193,708
Stock based compensation	25,180	396,000
Changes in operating assets and liabilities:
Accounts and royalties receivable	36,036	(16,449)
Inventory	3,273	(54,129)
Litigation receivable	8,854	15,937
Vendor deposits	40,072	(29,907)
Other prepaid assets	127	(8,211)
Accounts payable and accrued liabilities	140,371	122,393
Customer deposits	4,000	-
Deferred revenue	(30,000)	-
Net cash used in operating activities	(144,214)	(411,320)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid to acquire EXO:EXO	-	(22,163)
Purchase of property and equipment	(2,630)	(1,235)
Net cash used in investing activity	(2,630)	(23,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	-	12,500
Proceeds from sale of Series A preferred stock	1,000	-
Proceeds from short term notes payable	35,900	7,600
Proceeds from issuance of convertible notes payable	134,000	150,000
Repayments of short term notes payable	(36,562)	-
Net cash provided by financing activities	134,338	170,100

Net decrease in cash	(12,506)	(264,618)

Cash, beginning of the period	47,224	272,785
Cash, end of the period	$34,718	$8,167

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,060	$-
Cash paid during the period for income taxes	$-	$-

Non cash investing and financing activities:
Beneficial conversion feature relating to convertible note payable	$-	$80,769
Common stock issued in settlement of convertible notes	$426,216	$27,719
Common stock issued to acquire EXO:EXO	$-	$1,315,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 2017 are not necessarily indicative of the operating results that may be expected for the year ended September 30, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2016 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

During the nine months ended June 30, 2017, sales were comprised of sports products from the Company’s wholly owned subsidiary, EXO.

Inventory

The Company maintains an inventory, which consists primarily of packaged, delivered sports product. The Company acquires its entire inventory in a completed (finished goods) condition. The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.

As of June 30, 2017, the Company’s inventory was comprised of available for sale athletic sporting goods and apparel, was $104,022.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017 and September 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes payable, convertible notes payable, derivative liabilities and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2017 and September 30, 2016, the Company did not have any derivative instruments that were designated as hedges. See Notes 7 and 8 for discussion of the Company’s derivative liabilities.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

The computation of basic and diluted income (loss) per share for the nine months ended June 30, 2017 and 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	June 30, 2017	June 30, 2016
Convertible notes payable	713,923,040	37,342,215
Options to purchase common stock	2,500,000	-
Warrants to purchase common stock	13,797,242	13,797,242
Totals	730,220,282	51,139,457

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

Registration Rights

The Company accounts for registration rights agreements in accordance with the Accounting Standards Codification subtopic 825-20, Registration Payment Arraignments (“ASC 825-20”). Under ASC 825-20, the Company is required to disclose the nature and terms of the arraignment, the maximum potential amount and to assess each reporting period the probable liability under these arraignments and, if exists, to record or adjust the liability to current period operations. On June 30, 2017, the Company determined that possible payments under its registration rights agreement was not probable and therefore did not accrue as interest expense in current period operations for possible liability under the registration rights agreements.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $13,508,167, net loss of $786,289 and net cash used in operations of $144,214 for the nine months ended June 30, 2017 which raises substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended June 30, 2017, the Company raised $134,000, $35,900 and $1,000 in cash proceeds from the issuance of convertible promissory notes, short term notes and sale of preferred stock, respectively. The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements through September 2017.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

4. PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2017 and September 30, 2016 is summarized as follows:

	June 30, 2017	September 30, 2016
Construction in process	$-	$18,150
Equipment	70,627	67,997
Leasehold improvements	12,232	12,232
Furniture and fixtures	42,584	42,584
Subtotal	125,443	140,963
Less accumulated depreciation	(104,162)	(92,299)
Property and equipment, net	$21,281	$48,664

Depreciation expense for the three and nine months ended June 30, 2017 was $3,625 and $11,863, respectively; and $3,255 and $9,340 for the three and nine months ended June 30, 2016, respectively.

During the nine months ended June 30, 2017, the Company settled its outstanding proposed Shaker & Pie operating leases and construction. As such, the Company realized a gain on settlement of $29,974.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

5. INTANGIBLE ASSETS

Intangible assets as of June 30, 2017 and September 30, 2016 are summarized as follows:

	June 30, 2017	September 30, 2016
Franchise and trademark rights	$71,949	$71,949
Trademark costs	45,429	45,429
Website	43,625	43,625
Subtotal	161,003	161,003
Less accumulated depreciation	(54,303)	(49,893)
Intangible assets, net	$106,700	$111,110

Amortization expense for the three and nine months ended June 30, 2017 was $1,470 and $4,410, respectively; and $1,470 and $4,410 for the three and nine months ended June 30, 2016, respectively.

6. NOTES PAYABLE

On July 10, 2014 the Company issued a note payable with face value $50,000, non-interest bearing, due on demand. The balance as of June 30, 2017 and September 30, 2016 was $50,000.

On June 9, 2016, the Company issued an unsecured promissory note with a face value of $7,600 with additional borrowing of 3,800 during the nine months ended June 30, 2017. The promissory note bears interest at 8% and is due six months from advances with monthly payments of $1,347 per month. The balance as of June 30, 2017 and September 30, 2016 was $-0- and $3,502, respectively.

On September 8, 2016, the Company issued an unsecured factoring agreement with a face value of $8,750, bearing an estimated interest rate of 13% whereby the Company will remit daily a portion of their collected receivables until repaid, including interest. The balance as of June 30, 2017 and September 30, 2016 was $-0- and $6,660, respectively.

On June 20, 2017, the Company issued an unsecured note with a face value of $9,500. The note bears interest at 23.09% and is due six months with average monthly payments of $1,710 per month. The balance as of June 30, 2017 and September 30, 2016 was $9,500- and $0-, respectively.

On December 9, 2016, the Company issued an unsecured factoring agreement with a face value of $22,600, bearing an estimated interest rate of 15% whereby the Company will remit daily a portion of their collected receivables until repaid, including interest. The balance as of June 30, 2017 was $-0-.

7. CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of June 30, 2017 and September 30, 2016 is summarized as follows:

	June 30, 2017	September 30, 2016
Notes payable, acquired in recapitalization	$2,136	$37,991
Notes payable, due July 27, 2020, net of unamortized debt discounts of $322,094 and $314,006, respectively	297,457	271,544
Note payable, due July 20, 2020, net of unamortized debt discounts of $86,143 and $190,144, respectively	26,630	9,856
Note payable, due August 5, 2020, net of unamortized debt discount of $43,045 and $53,426	12,510	2,129
Subtotal	338,733	321,520
Less current maturities	(2,136)	(37,991)
Long term portion	$336,597	$283,529

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Under the terms of the securities purchase agreement dated July 27, 2015, the Company issued and sold an aggregate of $1,347,334 principal amount of convertible debentures due July 27, 2020 for a price of $1,214,000. Proceeds from this debenture will be paid to the company as follows: $140,000 upon signing with the balance payable in five consecutive monthly installments of $212,000 commencing on September 1, 2015. The company agreed to pay interest for the first 12 months at the rate of 10% per annum on the amounts advanced payable in cash in six equal tranches, the first of which is due on date the company closed on the financing and remainder will be due on each of the first five monthly anniversaries of such date.

As of June 30, 2017, the Company has received net proceeds of $597,000 under the security purchase agreement and $250,000 not under the security purchase agreement (same terms and conditions).

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

During the nine months ended June 30, 2017, the Company issued an aggregate of $134,000 convertible debentures. The Company determined the initial fair value of the embedded conversion provisions of the debentures of $345,514 at issuance date using the Multinomial Lattice pricing model and the following assumptions: estimated contractual terms, a risk free interest rate of 0.98% to 1.54%, a dividend yield of 0%, and volatility of 61.21% to 62.29%. The determined fair value of the derivative liability of 345,514 was charged as a debt discount up to the net proceeds of the notes with the remainder of $211,514 charged to current period operations as non-cash interest expense.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

At June 30, 2017, the fair value of the embedded conversion provisions of the debentures of $1,170,934 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 61.11%; risk free rate: 1.55%; and expected life: 3.06 to 3.10 years. The Company recorded a (loss) gain on change in derivative liabilities of $(260,711) and $23,944 during the three and nine months ended June 30, 2017, respectively.

During the nine months ended June 30, 2017, the Company issued an aggregate of 55,678,402 shares of its common stock in settlement of $187,226 of the outstanding convertible notes.

For the three and nine months ended June 30, 2017, the Company amortized $106,943 and $240,293 of debt discount and original issuance discounts to period operations as interest expense, respectively; and for the three and nine months ended June 30, 2016, the Company amortized $16,810 and $47,594 of debt discount and original issuance discounts to period operations as interest expense, respectively.

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

During the nine months ended June 30, 2017, the Company has issued an aggregate of 24,484,042 shares of its common stock in settlement of $35,855 of promissory notes.

8. DERIVATIVE LIABILITIES

As described in Note 7, the Company issued convertible notes that contain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

9. STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock as of June 30, 2017 and September 30, 2016. As of June 30, 2017, the Company has designated and sold 12,000,000 shares of Series A Preferred Stock.

Each share of Series A Preferred Stock is entitled to 125 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Common stock

The Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock as of June 30, 2017 and September 30, 2016. As of June 30, 2017 and September 30, 2016, the Company had 162,914,899 and 82,302,455 common shares issued and outstanding.

During the nine months ended June 30, 2017, the Company issued an aggregate of 55,678,402 shares of its common stock in settlement of $187,226 of the outstanding convertible notes.

During the nine months ended June 30, 2017, the Company has issued an aggregate of 24,484,042 shares of its common stock in settlement of $35,855 of promissory notes.

During the nine months ended June 30, 2017, the Company issued 450,000 shares of its common stock for services valued at $1,215.

Options

On January 10, 2017, the Company issued an option to a key employee to acquire 5,000,000 shares of the Company’s common stock at $0.02 per share. The option vests as to 50% (2,500,000 shares) on July 10, 2017, and as to the remaining 50% (2,500,000 shares) on January 10, 2018. The option period expires on January 10, 2027.

The following assumptions were used in determining the fair value of employee option issued January 10, 2017:

Risk-free interest rate	2.53%
Dividend yield	0%
Stock price volatility	62.62%
Expected life	10 years
Weighted average grant date fair value	$00.76

The following table presents information related to stock options at June 30, 2017:

Options Outstanding			Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.2	5,000,000	9.54	2,500,0000

A summary of the stock option activity for the nine months ended June 30, 2017 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2016	-
Grants	5,000,000	$0.02	10.0	$-
Exercised	-
Canceled	-
Outstanding at June 30, 2017	5,000,000	$0.02	9.54	$-
Exercisable at June 30, 2017	2,500,000	$0.02	9.54	$-

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0025 as of June 30, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

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

For employees, the Company accounts for the expected life of options in accordance with the contract terms. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options. The fair value of stock-based payment awards during the nine months ended June 30, 2017 and 2016 was estimated using the Black-Scholes pricing model.

The fair value of all options vesting during the three and nine months ended June 30, 2017 of $12,753 and $23,965, respectively, was charged to current period operations. Unrecognized compensation expense of $14,137 at June 30, 2017 will be expensed in future periods.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at June 30, 2017:

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

A summary of the warrant activity for the nine months ended June 30, 2017:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2016	13,797,242	$0.25	1.75	$-
Grants	-
Exercised	-
Canceled	-
Outstanding at June 30,2017	13,797,242	$0.25	1.00	$-

Vested and expected to vest at June 30, 2017	13,797,242	$0.25	1.00	$-
Exercisable at June 30, 2017	13,797,242	$0.25	1.00	$-

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s management estimated market stock price as of June 30, 2017, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

10. COMMITMENTS AND CONTINGENCIES

Debt assumption/indemnification

In connection with the merger on July 1, 2015, previous officers of PF Hospitality Group, Inc. assumed and indemnified the Company for an aggregate of $590,990 outstanding debt, all of which was considered old, unidentified and considered due by the previous management.

Litigation

The Company is subject at times to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of June 30, 2017.

11. RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders advance funds to the Company for travel related and working capital purposes. As of June 30, 2017 and September 30, 2016, there were no related party advances outstanding.

As of June 30, 2017 and September 30, 2016, accrued compensation due officers and executives included in accounts payable was $884,469 and $796,496, respectively.

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

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of June 30, 2017:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$1,170,934	$1,170,934
Total	$–	$–	$1,170,934	$1,170,934

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the nine months ended June 30, 2017.

Nine months ended June 30, 2017:

Derivative Liabilities
Balance, October 1, 2016	$1,043,479

Transfers in: from equity the initial beneficial conversion feature From initial fair value of derivative liability upon debenture issuance	134,000

Transfers out: upon payoff or conversion of debentures	(194,115)

Adjustment to interest expense the excess of fair value of fair value of derivative liabilities	211,514

Mark-to-market at June 30, 2017:	(23,944)

Balance, June 30, 2017	$1,170,934

Net income for the period included in earnings relating to the liabilities held at June 30, 2017	$23,944

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes (see Note 7).

13. SUBSEQUENT EVENTS

On August 17, 2017, EXOlifestyle, Inc. (the “Company”) entered into an Acquisition Agreement with Sun Pacific Power Corp. (“SPPC”) whereby 100% of SPPC was purchased for certain shares of common and preferred shares of the Company (the “Agreement”). Pursuant to the Agreement the shareholders of SPPC shall exchange their shares for shares of EXOL as follows:

●	The holders of Series 1-A Preferred shares of SPPC shall receive exactly 0.9764 share of newly designated Series B Preferred Shares (the “EXOL Series B Shares” described in Item 5.03 below) in exchange for each share of Series 1-A Preferred of SPPC. The EXOL Series B Preferred Shares shall automatically convert at a rate of 30.8565 of common shares for each share of EXOL Series B Preferred Share upon the effectiveness of a reverse stock split of 50:1, which the Board of Directors has recommended to the shareholders. The Series B Preferred Share have voting rights equal to the aggregate common shares upon conversion.

●	The holders of the Series B Preferred Shares of SPPC shall each receive 1 share of the newly designated Series C Preferred Shares of the Company in exchange for each share of the Series B Preferred Shares of SPPC (described in Section 5.03 below). EXOL Series C Preferred Shares have not voting rights and shall automatically redeem 24 months from issuance.

●	The holders of common shares of SPPC shall each receive 8.83 shares of common stock of EXOL in exchange for each share of SPPC common stock for a total of 284,248,605 shares.

EXOLIFESTYLE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

The closing of the Agreement was further conditioned upon the following:

●	Randy Romano, current Director of the Company, agreed to exchange all outstanding warrants held by Mr. Romano for 11,685 shares of the newly designated Series B Preferred stock described herein.

●	Vaugan Dugan, current Director of the Company, agreed to exchange all outstanding warrants held by Mr. Romano for 11,964 shares of the newly designation Series B Preferred stock described herein.

●	Within 15 days of closing of the Agreement, Mr. Nicholas Campanella, Director and CEO of SPPC, shall enter into a settlement of certain debts owed by SPPC to Mr. Campanella in exchange for a profit sharing arrangement, final terms to be determined.

●	Upon closing, Randy Romano and Vaughan Dugan shall resign as Directors of the Company and the following persons shall be appointed to the Board of Directors. More detail on the incoming board of directors is provided under Item 5.02, below.

Party	Position
Nicholas Campanella	Director, CEO, President
Gregory Rodman	Director
Vincent Randanzzo	Director
Sumair Mitroo	Director
William Singer	Director

Upon closing of the Agreement, SPPC will become a wholly owned subsidiary of the Company. More details can be found in the Form 8-K filed on August 17, 2017

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As of June 30, 2017, we franchised a total of 8 Pizza Fusion locations (five in the U.S. and three in Saudi Arabia). Four of the five U.S. locations have ceased paying royalties to the Company, as a result the Company has and will continue to see a reduction in royalty income. We have also seen a reduction of four of the seven locations in Saudi Arabia as a result of weakening demand stemming from reductions in discretionary spending due to continued world-wide reductions in the price of and demand for crude oil. On April 15, 2017 the Ridgewood, New Jersey location closed. In August 2017, we anticipate an additional U.S. location opening on the campus of Old Dominion University in Virginia under our licensing agreement with Aramark Foods. On February 20, 2017, the Company entered into a master development agreement whereby the Company granted exclusive rights to develop the Pizza Fusion brand in certain middle eastern countries (as defined) . In connection with the agreement, the Company received $125,000 as initial fee and is scheduled to receive royalties as restaurants are developed. As a result of the above, royalty income was $165,520 for the nine months ended June 30, 2017, an increase of $42,678 from the same period in 2016.

Results of Operations

Three months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Total Revenue. For three months ended June 30 2017, total revenue increased by $81,151 to $223,649 compared to $142,498 in the same period in fiscal 2016. The increase in revenue for the three months ended June 30, 2017 was related to $123,325 increase in sales from EXO which we acquired in December 2015, net with a decrease in royalty income of 42,174. The reduction of royalty income was due to the closure of five Pizza Fusion locations in Saudi Arabia.

Cost of sales. Cost of sales was $126,358 or 58% of related sales for the three months ended June 30, 2017 giving us a gross profit from sales of $90,069 or 42% as compared to a cost of sales of $57,952 (62%) and a gross profit of $35,150 (38%) for the same period last year.

Total Operating Expenses. For three months ended June 30, 2017, total operating expenses decreased 7.6% to $203,632 compared to $220,502 for same period in fiscal 2016. The decrease is primarily to a decrease in service provider costs from fiscal 2016 to 2017. Our payroll, selling, general and administrative expenses and depreciation increased by $29,392 due to our acquisition of EXO subsidiary in fiscal 2017 as compared to 2016.

Loss on change in fair value of derivative liabilities. Beginning in fiscal 2015, we have issued convertible notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $260,711 and $2,652,219 on change in fair value of derivative liabilities for the three months ended June 30, 2017 and 2016, respectively.

Interest expense. Interest expense for the three months ended June 30, 2017 and 2016 was $124,081 and $16,810, respectively. Included in the interest was non-cash amortization of debt discounts and non-cash related to our issued convertible notes of $111,379 for the three months ended June 30, 2017 as compared to $16,810 for the same period last year.

Net Loss. As a result of the above, the net income for three months ended June 30, 2017 decreased $2,313,852, or 82.5%, to $491,133 compared to $2,804,985 in the same period, last year.

Nine months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016

Total Revenue. For nine months ended June 30 2017, total revenue increased by $430,433 to $742,654 compared to $312,221 in the same period in fiscal 2016. The increase in revenue for the nine months ended June 30, 2017 was related to both a $387,755 increase in sales from EXO which we acquired in December 2015 and an increase in royalty income of 42,678. The increase in royalty income is the result of us signing a master development agreement for certain Middle Eastern countries during the nine months ended June 30, 2017, offset by a reduction of approximately $82,322 in royalty income due to the closure of five Pizza Fusion locations in Saudi Arabia.

Cost of sales. Cost of sales was $319,828 or 55% of related sales for the nine months ended June 30, 2017 giving us a gross profit from sales of $257,306 or 45% as compared to a cost of sales of $98,240 (52%) and a gross profit of $91,139 (48%) for the same period last year. In 2017, we are focusing more towards wholesale with higher volumes, but lower margins.

Total Operating Expenses. For nine months ended June 30, 2017, total operating expenses decreased 29.4% to $748,394 compared to $1,060,049 for same period in fiscal 2016. The decrease is primarily to a decrease from $396,000 to $25,180 in stock based compensation from fiscal 2016 to 2017. Our payroll, selling, general and administrative expenses and depreciation increased by $90,252 due to our acquisition of EXO subsidiary in fiscal 2017 as compared to 2016.

Gain on change in fair value of derivative liabilities. Beginning in fiscal 2015, we have issued convertible notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain (loss) of $23,944 and $(1,193,708) on change in fair value of derivative liabilities for the nine months ended June 30, 2017 and 2016, respectively.

Interest expense. Interest expense for the nine months ended June 30, 2017 and 2016 was $514,639 and $1,867,821, respectively. Included in the interest was non-cash amortization of debt discounts and non-cash related to our issued convertible notes of $451,807 for the nine months ended June 30, 2017 as compared to $1,863,185 for the same period last year.

Net Loss. As a result of the above, the net loss for nine months ended June 30, 2017 decreased $3,121,308, or 79.9%, to $786,289 compared to $3,907,597 in the same period, last year.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements.

Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016

As of June 30, 2017, our working capital deficit (current liabilities in excess of current assets) amounted to $1,237,779, an increase of $120,723 as compared to working capital deficit of $1,117,056 as of September 30, 2016. This increase is primarily a result of a $28,709 increase in current liabilities and reduction of $92,014 in current assets. Working capital at June 30, 2017 included primarily cash of $34,718, accounts and royalty receivables of $3,177, inventory of $104,022, vendor deposits of $22,181 and prepaid and other current assets of $7,975, offset by accounts payable and accrued liabilities of $1,124,355, advances of $205,861, customer deposits of $18,000, convertible notes payable of $2,136 and $59,500 of notes payable.

Cash used in operating activities of $144,214 during nine months ended June 30, 2017 was primarily attributable to a net loss of $786,289, partially offset by non-cash interest of $211,514, depreciation and amortization of $256,566, and stock based compensation of $25,180, offset by gain on change in derivative liability of $23,944, gain on settlement of lease of $29,974 and changes in operating assets and liabilities of $202,733.

Cash used in investing activities was $2,630 during nine months ended June 30, 2017 comprised purchases of property and equipment.

Cash provided by financing activities of $134,338 during nine months ended June 30, 2017 was attributable to proceeds from issuance of convertible notes of $134,000, $35,900 from issuance of notes payable and $1,000 sale of preferred stock, net with repayments of $36,562. Cash provided by financing activities of $170,100 during nine months ended June 30, 2016 was attributable to proceeds from convertible notes, short term notes and advances of $150,000, $7,600 and $12,500, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, EXOlifestyles, Inc. did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Derivative Liability. The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2017 and September 30, 2016, the Company did not have any derivative instruments that were designated as hedges.

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

During the nine months ended June 30, 2017, sales were comprised of sports products from the Company’s wholly owned subsidiary, EXO.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and President who acts as our chief financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and President evaluated the effectiveness of disclosure controls and procedures as of June 30, 2017 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and President concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management identified the following material weakness and significant deficiencies in its disclosure controls and procedures as of June 30, 2017:

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 6 – EXHIBITS

3.1**	Designation of Series B and Series C Preferred shares filed with Nevada on August 11, 2017.

10.1*	Amendment to Original Issue Discount Convertible Debentures Due July 27, 2020 among PF Hospitality Group, Inc. and holders of the debentures dated July 26, 2016.

10.2**	Acquisition Agreement with Sun Pacific Power, dated August 17, 2017.

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

* Previously filed

** Filed with Form 8-K on August 17, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vaughan Dugan	Chief Executive Officer and Director	August 21, 2017
Vaughan Dugan	(principal executive officer)

/s/ Randy Romano	President and Director	August 21, 2017
Randy Romano	(principal financial and accounting officer)

