Form 10-QT
period 2017-09-30
Sun Pacific Holding Corp.
filed 2017-11-20
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2017 to September 30, 2017

Commission File Number: 000-55785

Sun Pacific Holding Corp

(Exact Name of Registrant as Specified in Its Charter)

New Jersey	90-1119774
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

215 Gordons Corner Road, Manalapan, New Jersey	07726
(Address of Principal Executive Office)	(Zip Code)

(732) 845-0906

(Registrant’s Telephone Number, Including Area Code)

EXOLifestyle, Inc.

136 NW 16th Street,

Boca Raton Florida 33432

Former FYE – September 30

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X ]

As of November 20, 2017, there were 57,608,595 shares of the registrant’s common stock, $0.0001 par value, outstanding.

SUN PACIFIC POWER CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed in this quarterly report on Form 10-Q contain certain “forward-looking statements’’ within the meaning of the federal securities laws. This includes statements regarding our future financial position, economic performance, results of operations, business strategy, budgets, projected costs, plans and objectives of management for future operations, and the information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,’’ “will,’’ “expect,’’ “intend,’’ “estimate,’’ “anticipate,’’ “believe,’’ “continue’’ or similar terminology, although not all forward-looking statements contain these words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Important factors that may cause actual results to differ from projections include, for example:

●	the success or failure of management’s efforts to implement our business plan;

●	our ability to fund our operating expenses;

●	our ability to compete with other companies that have a similar business plan;

●	the effect of changing economic conditions impacting our plan of operation; and

●	our ability to meet the other risks as may be described in future filings with the Securities and Exchange Commission (the “SEC”).

Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this quarterly report on Form 10-Q.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this quarterly report on Form 10-Q and in our other filings with the SEC. We cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN PACIFIC POWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,958	$90,077
Accounts receivable, net of allowance for uncollectable accounts of $68,206 and $229,012, respectively	71,981	143,423
Deposits	7,112	-
Total current assets	92,051	233,500

Property and Equipment, Net	300,524	391,043

Total assets	$392,575	$624,543

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$258,654	$572,200
Accounts payable, related party	67,500	75,000
Accrued compensation to officer	463,846	378,475
Accrued expenses	100,992	36,821
Accrued expenses, related party	-	450,000
Dividends payable, related party	6,413	3,288
Advances from related parties	539,268	281,390
Vehicle installment notes payable, current portion	22,408	25,975
Current portion of convertible notes payable, net of discounts	1,018,017	-
Current portion of convertible notes payable, related party, net of discounts	401,974	322,474
Total current liabilities	2,879,072	2,145,623
Long Term Liabilities:
Convertible notes payable, net of discounts and current portion	-	173,334
Convertible notes payable, related party, net of discounts and current portion	-	75,000
Vehicle installment notes payable, net of current portion	68,355	96,880
Total liabilities	2,947,427	2,490,837

Commitments and contingencies (see Note 7)

Stockholders’ Deficit:
Preferred stock $0.0001 par value, 20,000,000 million shares authorized:
Series A preferred stock: 12,000,000 shares designated; -0- and 2,000,000 shares issued and outstanding, respectively	-	200
Series B preferred stock: 1,000,000 shares designated; 1,000,000 and -0- shares issued and outstanding, respectively	100	-
Series C preferred stock: 500,000 shares designated; 500,000 and -0- shares issued and outstanding, respectively	50	-
Common stock $0.0001 par value, 500,000,000 shares authorized, 8,923,390 and 1,948,308 shares issued and outstanding, respectively	892	195
Additional paid in capital	424,938	792,467
Accumulated deficit	(2,980,832)	(2,659,156)
Total stockholders’ deficit	(2,554,852)	(1,866,294)

Total liabilities and stockholders’ deficit	$392,575	$624,543

See notes to condensed consolidated financial statements.

SUN PACIFIC POWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STAEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Revenues	$153,034	$887,078	$1,067,551	$2,577,000
Cost of Revenues	102,751	154,454	592,931	746,574

Gross profit	50,283	732,624	474,620	1,830,426

Operating expenses:
Wages and compensation	102,282	476,261	383,800	1,263,823
Professional fees	10,134	68,913	37,298	115,048
Insurance	21,575	9,696	50,226	43,429
Rent	10,264	41,689	78,630	102,052
General and administrative	12,571	350,511	173,446	866,773
Total operating expenses	156,826	947,070	723,400	2,391,125

Loss from operations	(106,543)	(214,446)	(248,780)	(560,699)

Other (Income) Expenses:
Dividend expense - preferred stock	(9,502)	(6,255)	(28,505)	(6,255)
Gain on sale of propery and equipment	-	-	4,401	-
Interest expense	(5,581)	(7,506)	(48,779)	(16,369)
Total other income (expense)	(15,083)	(13,761)	(72,883)	(22,624)

Net loss	$(121,626)	$(228,207)	$(321,663)	$(583,323)

Net Loss Per Common Share - Basic	$(0.02)	$(0.14)	$(0.09)	$(0.36)

Weighted Average Shares Outstanding - Basic	5,536,650	1,633,229	3,391,922	1,613,818

See notes to the condensed consolidated financial statements.

SUN PACIFIC POWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STAEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2017	2016
Cash flows from Operating Activities:
Net loss	$(321,663)	$(583,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	63,888	61,641
Amortization of debt discount - interest expense	16,500	-
Allowance for uncollectable accounts	83,812	-
Gain on sale of property and equipment	(6,773)	-
Changes in operating assets and liabilities:
Accounts receivable	(12,370)	(245,025)
Deposits	(7,112)	-
Accounts payable	(297,758)	251,973
Accounts payable, related party	(7,500)	-
Accrued compensation to officer	85,371	138,462
Accrued expenses	64,171	25,645
Accrued expenses, related party	-	-
Dividends payable, related party	3,125	-
Net cash used in operating activities	(336,309)	(350,627)

Cash flows from Investing Activities:
Purchase of property and equipment	-	(64,069)
Proceeds from sale of property and equipment	2,500	-
Net cash provided by (used in) investing activities	2,500	(64,069)

Cash flows from Financing Activities:
Proceeds from advances from related parties	271,878	798,126
Repayments of advances from related parties	-	(119,350)
Repayment of vehicle installment notes payable	(15,188)	(19,648)
Net cash provided by financing activities	256,690	659,128

Net increase (decrease) in cash	(77,119)	244,432
Cash at beginning of period	90,077	18,796
Cash at end of period	$12,958	$263,228

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Settlement of amounts due to related party with issuance of 4,500,000 shares of common stock	$450,000	$-
Assumption of convertible debt from reverse merger	$833,787	$-

See notes to the condensed consolidated financial statements.

SUN PACIFIC POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - DESCRIPTION OF THE BUSINESS

Organization

The Company was incorporated under the laws of the State of New Jersey on July 28, 2009, as Sun Pacific Power Corporation and together with its subsidiaries, are referred to as the “Company”. On August 24, 2017, the Company entered into an Acquisition Agreement with EXOlifestyle, Inc. whereby the Company became a wholly owned subsidiary of EXOlifestyle, Inc. The acquisition was accounted for as a reverse merger, resulting in the Company being considered the accounting acquirer. Accordingly, the accompanying condensed consolidated financial statements included the accounts of EXOlifestyle, Inc. since August 24, 2017.

On October 3, 2017, pursuant to the written consent of the majority of the shareholders in lieu of a meeting, Sun Pacific Holding Corp., f/k/a EXOlifestyle, Inc. (the “Company”) filed a Certificate of Amendment with the state of Nevada to change the name of the Company from EXOlifestyle, Inc. to Sun Pacific Holding Corp.

On October 3, 2017, the Company’s board of directors declared a 1 for 50 reverse stock split. All share amounts for all periods presented have been restated to reflect the reverse stock split.

Description of business

The Company currently generates revenues through its general commercial and residential contracting business. The Company has focused is activities in five areas, as a General Commercial Contractor, installers of Solar Powered Bus Shelters, Electrical Contracting, Plumbing and Securities Systems.

Currently, the Company has 4 subsidiary holdings. Bella Electric, LLC that in conjunction with the Company operates our electrical contracting work. Bella Electric, LLC is a Pennsylvania limited liability company. The Company also formed Sun Pacific Security Corp., a New Jersey corporation. Currently the Company has not begun operations in the security sector, but plans to provide residential and commercial security solutions, including installation and monitoring. The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on plumbing operations in the New Jersey and Pennsylvania areas. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation, that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks”., which is currently the Company’s only operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Form 8-K filed with the SEC on August 29, 2017.

Use of estimates in the preparation of financial statements

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts and impairment assessments related to long-lived assets.

Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. As of September 30, 2017, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At September 30, 2017, none of the Company’s cash balances were in excess of federally insured limits.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change, and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts totaled $68,206 and $229,012 as of September 30, 2017 and December 31,2016, respectively.

Contingencies

Certain conditions may exist as of the date financial statements are issued, which may result in a loss but which will only be resolved when one or more future events occur or do not occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to pending legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

Fair value of financial instruments

The carrying amounts of the Company’s accounts payable, accrued expenses, and shareholder advances approximate fair value due to their short-term nature. The Company’s long-term debt approximates fair value based on prevailing market rates.

Property and equipment

Property and equipment is stated at cost. Additions and improvements that significantly add to the productive capacity or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over three to five years for vehicles and five to ten years for equipment. Leasehold improvements are amortized over the lesser of the estimated remaining useful life of the asset or the remaining lease term.

Impairment of long-lived assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. At September 30, 2017 and 2016, the Company has not identified any such impairment losses.

Income taxes

Under ASC Topic 740, “Income Taxes”, the Company is required to account for its income taxes through the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating losses, and tax credit carry forwards. A valuation allowance is established to reduce that deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized.

Revenue recognition

The Company recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable.

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the nine months ended September 30, 2017 and 2016, basic and diluted loss per share are the same as the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the nine months ended September 30, 2017, the following potential shares have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive:

2017
Convertible Debt	18,596,912
Warrants	1,000,000
19,596,912

Recent Accounting Pronouncements

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) - This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures, which we are currently evaluating. It is effective for annual and interim reporting periods beginning after December 15, 2017. This standard permits early adoption and the use of either the retrospective or cumulative-effect transition method. The Company is continuing to evaluate the standard’s impact on its results of operations and financial condition, but does not expect a significant impact.

ASU No. 2016-02, Leases (Topic 842) - This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We do not plan to adopt this standard early. We are currently evaluating the potential impact of this standard on our financial position, but we do not expect it to have a material impact on our results of operations.

There were other new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended September 30, 2017 and 2016, the Company incurred losses from operations of $248,780 and $560,699, respectively. The Company had a working capital deficit of $2,787,021 as of September 30, 2017. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the additional capital to meet short and long-term operating requirements. Management is continuing to pursue external financing alternatives to improve the Company’s working capital position however additional financing may not be available upon acceptable terms, or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of September 30, 2017 and December 31, 2016:

	2017	2016
Furniture and equipment	$260,699	$265,700
Vehicles	189,012	239,214
Leasehold Improvements	66,077	66,077
Less: Accumulated Depreciation	(215,264)	(179,948)
Property and equipment, net	$300,524	$391,043

Depreciation expenses totaled $63,888 and $61,641 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 4 - BORROWINGS

Vehicle installment notes payable

The Company’s vehicle installment notes payable consist of several installment notes for various vehicles used in the Company’s operations. At September 30, 2017 and 2016, the notes have annual interest rates between 3.49% and 4.07% and require monthly minimum payments of principal and interest ranging from $370 to $434. The Company’s installment notes are collateralized by the vehicles purchased with the respective installment notes. The notes mature from November 2020 to August 2021. During the nine months ended September 30, 2017, the Company sold one of the vehicles securing a note with a principal balance of $16,904, which was settled as a result of the sale. As of September 30, 2017, and December 31, 2016, the balance of the notes totaled $90,763 and $122,855, respectively.

Convertible notes payable

On August 24, 2016, the Company issued two two-year unsecured convertible notes payable totaling $200,000 pursuant to a private placement memorandum. The notes mature on August 24, 2018 and have an annual interest rate of 12.5%. At the election of the holder, upon the occurrence of certain events, the notes can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with the notes, the predecessor Company issued a total of 200,000 shares of Series B preferred stock, which was canceled upon the reverse merger. As of September 30, 2017, and December 31, 2016, the balance of the notes totaled $198,896 and $200,000, respectively.

On August 24, 2017, in connection with the reverse merger, the Company assumed convertible notes with an aggregate principal balance of $833,787. The notes automatically converted into 17,052,925 shares of common stock on October 3, 2017 upon the effective date of the Company’s reverse split in accordance with the convertible note agreements. The notes had a maturity date of October 23, 2017.

Convertible notes payable, related party

On October 23, 2015, a total of $332,474 in advances from a related party was converted into two one-year unsecured convertible notes payable to Nicholas Campanella, Chief Executive Officer of the Company. The notes have an annual interest rate of 6% and are currently past due. At the election of the holder, the notes can be converted into common stock of the Company at a conversion price per share equal to 20% of the average bid price for the three consecutive business days prior to conversion. As of September 30, 2017, and 2016, the balances of the notes totaled $332,474.

On August 24, 2016, a total of $75,000 in advances from a related party was converted into a two-year unsecured convertible note payable to Nicholas Campanella, Chief Executive Officer of the Company, pursuant to a private placement memorandum. The note matures on August 24, 2018, has an annual interest rate of 12.5% and is due at maturity. At the election of the holder, upon the occurrence of certain events, the note can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with this note, the Company issued 75,000 shares of Series B preferred stock, as further described in Note 6. As of September 30, 2017, the balance of the notes was $75,000.

Line of credit, related party

On October 23, 2015, the Company entered a line of credit agreement with Nicholas Campanella, Chief Executive Office of the Company, for a total value of $250,000. The line of credit does not bear an interest rate and is payable on demand. As of September 30, 2017, the balance of the debt to related party was $111,625.

The Company’s estimated future maturities of the Company’s debt, as of September 30, 2017, are as follows:

Year ending December 31,	Amount
2017 (remainder of the year)	$843,090
2018	608,821
2019	23,472
2020	23,887
2021	11,486
Thereafter	-
$1,510,756

NOTE 6 - PREFERRED STOCK AND COMMON STOCK

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock as of September 30, 2017. As of September 30, 2017, the Company has designated 12,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Convertible Preferred Stock, and 500,000 shares of Series C Convertible Stock.

Each share of Series A Preferred Stock is entitled to 125 votes on all matters submitted to a vote to the stockholders of the Company, and does not have conversion, dividend or distribution upon liquidation rights. In connection with the reverse merger, all of the outstanding shares of Series A Preferred Stock, totaling 2,000,000 shares were cancelled.

In connection with the reverse merger, the Company issued 2,000,000 shares of Series B Preferred Stock. Each share of Series B Preferred Stock automatically converted into 30.8565 shares of common stock after giving effect to the reverse stock split that occurred on October 3, 2017. Holders of Series B Preferred Stock is entitled to vote and receive distributions upon liquidation with common stockholders on an as-if converted basis.

In connection with the reverses merger, the Company issued 200,000 shares of Series C Preferred Stock. Holders of Series C Preferred Stock are not entitled to voting rights or preferential rights upon liquidation. Each share of Series C Preferred Stock shall pay an annual dividend in the amount of $0.125 per year, for a total of $0.25, over an eighteen (18) month term, from the date of issuance (the “Commencement Date”). Dividend payments shall be payable as follows: (i) dividend in the amount of $0.0625 per share of Series C Preferred Stock at the end of each of the third quarter and fourth quarter of the first twelve (12) months of the twenty-four (24) month period after the Commencement Date; and (ii) dividend in the amount of $0.03125 per share of Series C Preferred Stock at the end of each of the four quarters of the second twelve (12) months of the twenty-four (24) month period after the Commencement Date. The source of payment of the dividends will be derived from up to thirty-five percent (35%) of net revenues (“Net Revenues”) from the Street Furniture Division of the Corporation following the seventh (7th) month after the Commencement Date. To the extent the amount derived from the Net Revenues of the Street Furniture Division is insufficient to pay dividends of Series C Preferred Stock, if a sufficient amount is available, the next quarterly payment date the funds will first pay dividends of Series C Preferred Stock past due. At the conclusion of twenty-four months after the Commencement Date, and upon the payment of all dividends due and owing on said Series C Preferred Stock, the Series C Preferred Stock shall automatically be redeemed by the Corporation and returned to the Corporation for cancellation, as unissued, non-designated, preferred shares. During the three and nine months ended September 30, 2017, the Company recorded dividend expense of $9,502 and $28,505, of which $6,413 is reflected as dividends payable, related party on the accompanying condensed consolidated balance sheet as of September 30, 2017.

Common stock

In January 2017, the Company issued 4,500,000 shares of common stock in settlement of $450,000 due to an affiliate, which was reclassified into additional paid in capital.

In January 2017, the Company issued 160,000 shares of the Company’s common stock as compensation for services rendered related to a private placement memorandum dated August 26, 2016.

On August 24, 2017, in connection with the reverse merger, the Company issued 5,665,092 shares of common stock to the previous stockholders of the Company.

Warrants

In September 2017, the Company agreed to issue a warrant to purchase 20,000 shares of common stock for an aggregate exercise price of $10.00 as consideration for consulting services to be provided from October 2017 through March 2018. No expense was recognized during the nine months ended September 30, 2017, because services were not provided until October 2017.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment agreement

On December 20, 2014, the Company entered into a five-year employment agreement with Nicholas Campanella, Chief Executive Officer. Under the terms of the agreement, the Company is required to pay a base compensation of $180,000 annually, subject to increases in cost of living and performance bonuses as awarded by the Board of Directors. After 5 years, the agreement is automatically renewed for an additional two years unless terminated by either party. As part of the agreement Mr. Campanella opted to defer, with no interest, the receipt of compensation under the agreement until the Company has the funds to pay its obligation. At September 30, 2017 and December 31, 2016, the Company had accrued compensation of $463,846 and $378,475, respectively, and recorded the related expenses in ‘general and administrative’ on the accompanying condensed consolidated statements of operations.

Lease agreement

During March 2017, the Company entered into a five-year lease agreement. Under the terms of the agreement, the Company is obligated to pay monthly rent payments starting at $3,556 and escalating over the life of the lease. Rent expense for the nine months ended September 30, 2017 was $45,763. Future minimum rental payments under this agreement are as follows:

Year ending December 31,	Amount
2017 (remainder of the year)	$7,112
2018	43,559
2019	44,648
2020	45,764
2021	46,908
Thereafter	7,850
$195,841

Significant customers

For the nine months ended September 30, 2017 and 2016, the Company had the following customer concentrations:

	Percentage of Revenues		Accounts Receivable as of September 30,
	2017	2016	2017
Customer A	38%	35%	$-
Customer B	15%	26%	-
Customer C	13%	24%	7,469
Customer D	12%	*	3,897

* Less than 10%

NOTE 8 - RELATED PARTY TRANSACTIONS

For purposes of these condensed consolidated financial statements, Summit Trading Limited, Zimmerman LLC, the Campanella family, Jody Samuels, Frank Capria, and Triplet Square LLC are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5%, or their affiliate status, during the nine months ended September 30, 2017 and 2016. All material transactions with these investors and other related parties for the nine months ended September 30, 2017 and year ended December 31, 2016, not listed elsewhere, are listed below.

During the year ended December 31, 2016, the Company incurred expenses with management and affiliates totaling $450,000 for services provided to the Company. On January 5, 2017, the Company issued 4,500,000 shares of the Company’s common stock to settle the liability.

NOTE 10 - SUBSEQUENT EVENTS

In October 2017, the Company sold 762,500 shares of common stock for gross proceeds of $152,500. In October 2017, the Company agreed to issue 1,800,000 shares of common stock pursuant to a consulting agreement for services to be rendered. Pursuant to the consulting agreement, the Company has the right to repurchase the shares for $0.22 per share.

On August 24, 2017, in connection with the reverse merger, the Company assumed convertible notes with an aggregate principal balance of $833,787. The notes automatically converted into 17,052,925 shares of common stock on October 3, 2017 upon the effective date of the Company’s reverse split in accordance with the convertible note agreements.

In connection with the reverses merger, the Company issued 2,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock automatically converted into 30,856,553 shares of common stock after giving effect to the reverse stock split that occurred on October 3, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this quarterly report on Form 10-Q. This section and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

Company History and Overview

We were incorporated under the laws of the State of New Jersey on July 28, 2009, as Sun Pacific Power Corp. Our principal executive offices are located at 215 Gordons Corner Road, Manalapan, New Jersey, 07726.

Originally, Sun Pacific Power Corp, (“SPPC” or the “Company”) was formed to provide renewable energy solutions to large consumers of fossil fuel derived power. The idea was to develop a light-weight, non-glass, durable solar panel that could withstand extreme weather conditions. It was important to develop this product in such a way it gave the Company a differential advantage to compete in a marketplace that has organizations with years of history and knowledge in the solar panel industry. Although there are high barrier entry costs and the competition has started to consolidate as the industry matures, the founder of the Company believes the need for environmentally friendly products with renewable and sustainable uses has long lasting impact that will sustain Company growth. Solar panel manufactures have started to address some of the needs their larger commercial consumers’ desire. SPPC is poised to enter the marketplace as standards are changing and developing, requiring a more rigorous panel. We are working on being the first to market with a light weight panel that has the capacity to withstand over 250 mph winds and hailstones close to 8 cm in diameter. The non-glass panel development is currently in its final stages of testing and is expected to obtain its Underwriters Laboratory (“UL”) certification shortly. We have a letter of interest from a wholesale power provider and are in talks with several other companies that have multinational contracts that are willing to also give us letters of interest and purchase orders.

Our Services

The Company has developed several service divisions. Because solar power cannot always be guaranteed due to weather conditions, at times extreme, back up electricity is important to our business model. To that end we started an Electrical Division in order to maintain power at all times in our Solar Powered Bus shelters. Over the last couple of years the Company has been able to do commercial electrical installations and are now also general contractors for Lowes. We do electrical installations for six (6) stores and do kitchen and baths for three (3) of the stores in the New Jersey area. We are also now doing construction work for three of the Lowes stores that do over a million dollars in sales of home improvement renovations per store.

SPPC has contracted with sixteen (16) municipalities to install “Smart Bus Shelters”, and “Smart Green Bins” in five (5) states. For this business segment we designed, developed, manufactured and marketed advanced Solar Paneled Bus Shelters and Solar Trash Bins.

We design products that exclusively use solar panels as the power source. These products have commercial applications both in the United States and in foreign countries. We have designed our products with the general idea that being environmentally proactive is what consumers are starting to demand of large industries and thus these markets are starting to open and need to be filled.

Our strategic plan for the next five (5) years consists of building the solar product(s) divisions and continuing with electrical contracting work as well as expanding our solar panel bus shelter program. In addition, as financing and market conditions allow we will begin to manufacture and market our innovative solar technology, specializing in specific niche markets.

Results of Operations

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Revenues:  Revenues decreased by $734,044, or 83%, from $887,078 for the three months ended September 30, 2016 to $153,034 for the three months ended September 30, 2017. The Company was still active in staffing projects last year – revenues in the new business areas is still minimal.

Cost of revenues:  Cost of revenues decreased by $51,703, or 33%, from $154,454 for the three months ended September 30, 2016 to $102,751 for the three months ended September 30, 2017. The Company was still active in staffing projects last year – revenues in the new business areas is still minimal.

Salaries and salary related costs:  Salaries and salary related costs decreased by $373,979 from $476,261 for the three months ended September 30, 2016 to $102,282 for the three months ended September 30, 2017 due to the company investing in product development.

Professional fees:  Professional fees decreased by $58,779, or 85%, from $68,913 for the three months ended September 30, 2016 to $10,134 for the three months ended September 30, 2017 due to one-time payments made to investment bankers.

Rent expense:  Rent expense decreased by $31,425, or 75% from $41,689 for the three months ended September 30, 2016 to $10,264 for the three months ended September 30, 2017 due to the Company not renewing the office lease in Bellevue.

General and administrative:  General and administrative expenses decreased by $337,940, or 96% from $350,511 for the three months ended September 30, 2016 to $12,571 for the three months ended September 30, 2017 due to the elimination of consulting fees from 2016 to 2017.

Interest expense:  Interest expense decreased by $1,925, or 26% from $7,506 for the three months ended September 30, 2016 to $5,581 for the three months ended September 30, 2017 due to reduction in vehicle loans.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Revenues:  Revenues decreased by $1,509,449, or 59%, from $2,577,000 for the nine months ended September 30, 2016 to $1,067,551 for the nine months ended September 30, 2017. The Company was still active in staffing projects last year – revenues in the new business areas is still minimal.

Cost of revenues:  Cost of revenues decreased by $153,643, or 21%, from $746,574 for the nine months ended September 30, 2016 to $592,931 for the nine months ended September 30, 2017. The Company was still active in staffing projects last year although revenues were in a decline.

Salaries and salary related expenses:  Salaries and salary related expenses decreased by $880,023, or 70%, from $1,263,823 for the nine months ended September 30, 2016 to $383,800 for the nine months ended September 30, 2017 due to due to decrease in staffing.

Professional fees:  Professional fees decreased by $77,750, or 68%, from $115,048 for the nine months ended September 30, 2016 to $37,298 for the nine months ended September 30, 2017 due to due to one-time payments made for evaluating and soliciting incoming investments.

Rent expense:  Rent expense decreased by $23,422, or 23% from $102,052 for the nine months ended September 30, 2016 to $78,630 for the nine months ended September 30, 2017 due to due to the Company not renewing the office lease in Bellevue.

General and administrative:  General and administrative expenses decreased by $693,327, or 80% from $866,773 for the nine months ended September 30, 2016 to $173,446 for the nine months ended September 30, 2017 due to tight control on expenses during the transition to an analytics company

Interest expense:  Interest expense increased by $32,410, or 198% from $16,369 for the nine months ended September 30, 2016 to $48,779 for the nine months ended September 30, 2017 due to payments on loans taken to invest in product development.

Continuing Operations, Liquidity and Capital Resources

As of September 30, 2017, we had a working capital deficit of $2,787,021. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

During the nine months ended September 30, 2017, we used $336,309 in operations, consisting of our loss from operations, offset by no cash expenses for depreciation, allowance of uncollectible accounts, and amortization of debt discounts of $164,200 and changes in our current assets and liabilities of $172,073. During the nine months ended September 30, 2016, we used $350,627 in operations, consisting of our loss from operations, offset by no cash expense for depreciation of $61,641 and changes in our current assets and liabilities of $171,055.

During the nine months ended September 30, 2017, we generated $2,500 from investing activities, consisting of proceeds from the sale of property and equipment. During the nine months ended September 30, 2016, we used $64,069 in investing activities for the purchase of property and equipment.

During the nine months ended September 30, 2017, we generated $256,690 of cash from financing activities, consisting of $271,878 of advances from related parties, offset by repayments of vehicle installments of $15,188.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended September 30, 2017, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Pacific Holding Corp.

Date: November 20, 2017	By:	/s/ Nicholas Campanella
Nicholas Campanella
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

