Form 10-K
period 2017-12-31
Sun Pacific Holding Corp.
filed 2018-04-02
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 000-55785

Sun Pacific Holding Corp

(Exact name of registrant as specified in its charter)

New Jersey	90-1119774
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

215 Gordon’s Corner Road, Suite 1a

Manalapan NJ 07726

(Address of principal executive offices)

Registrant’s telephone number, including area code: (732) 845-0906

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(do not check if smaller reporting company)	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $274,733, which is based on the average bid and ask price of such common equity, as of the last practical business day of the registrant’s most recently completed second fiscal quarter of $0.125.

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of March 30, 2018 was 60,958,373.

TABLE OF CONTENTS

GENERAL INFORMATION

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business),, Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete discussion of all potential risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.” Pursuant to (ii) above, we will cease to be an emerging growth company effective October 1, 2019.

PART I

Item 1. Business

Company Overview

Utilizing managements long history in general contracting, coupled with our subject matter expertise and intellectual property (“IP”) knowledge of solar panels and other leading edge technologies, Sun Pacific Holding (“the Company”) is focused on building a “Next Generation” green energy company. The Company offers competitively priced “Next Generation” solar panel and lighting products by working closely with design, engineering, integration and installation firms in order to deliver turnkey solar and other energy efficient solutions. We provide solar bus stops, solar trashcans and “street kiosks” that utilize our unique advertising offerings that provide State and local municipalities with costs efficient solutions. We provide general, electrical, and plumbing contracting services to a range of both public and commercials customers in support of our goals of expanding our green energy market reach. In conjunction with these general contracting services and as part of our effort to expand our green energy marketplace, we have recently started the process to develop and build out a Waste to Energy plant in the State of Rhode Island. A facility that has the ability to handle medical waste that we believe may provide the Company with a model that we can replicate in other jurisdictions across the United States of America.

Our green energy solutions can be customized to meet most enterprise and/or government mandated regulations and advanced system requirements. Our portfolio of products and services allow our clients to select a solution that enables them to establish a viable standard product offering that focuses on the goals of the client’s entire organization.

Currently, the Company has five (5) subsidiary holdings. Sun Pacific Power Corp which was the initial company that specialized in solar, electrical and general construction, Bella Electric, LLC that in conjunction with the Company operates our electrical contracting work. Bella Electric, LLC is a Pennsylvania limited liability company. The Company also formed Sun Pacific Security Corp., a New Jersey corporation. Currently the Company has not begun operations in the security sector, but is reviewing plans to provide residential and commercial security solutions, including installation and monitoring. The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on plumbing operations in the New Jersey and Pennsylvania areas. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.”

Strategic Vision

Our objective is to grow our business profitably as a premier green energy-based provider of both product and services to the public and private sectors. We are working to deploy our strategy in building upon our general and other contracting expertise in conjunction with our intellectual property and subject matter expertise in green energy that will allow us to grow a group of profitable business lines in solar, waste to energy, efficient lighting, and other unique energy related areas.

Recent advances in a multitude of different yet converging technologies have significantly improved the ability to integrate energy efficient products and solutions into infrastructure related projects. These technological advances decrease the requirements needed to jointly operate a multitude of differing assets, devices, and tools that create new ways to integrate evolving new technologies. This technological change and convergence in energy efficient devices, integrated communications among devices, and societal needs to more effectively and environmentally friendly handle the removal of waste, presents a significant opportunity for us in providing and supporting simple to complex integrated solutions.

Our current challenge is reaching critical mass in our solar shelter business, expanding into other green energy related projects, which all requires acquiring sufficient amounts of investment capital. We are currently engaging with new sources of capital in the form of both debt and or equity that will either finance and or partner with us in building and expanding our capabilities. Upon achieving additional financial support, our strategies to grow our business include expanding our bid and proposal capabilities and activities, building our management infrastructure, and further developing new technological green energy solutions.

Competition

Our competitive market is made up of a variety of small to large company’s depending upon the area that we are competing within. In the Contracting marketplace they range from a large number of small to large organizations, while in the solar and advertising shelter marketplace it is made up of a smaller amount of direct competitors including JC DeCaoux, Lamar, Clear Chanel, Signal Outdoor, and various others. While the Contractor marketplace we believe is not subject to rapid technological change driven in part by periodic introductions of new technologies we believe the Shelter marketplace and the new areas in Waste to Energy and other green energy marketplace may be subject to more technological change. Given this we believe that the major competitive factors in our marketplace are distinctive technical competencies, governmental certifications and approvals to operate within this space, successful past contract performance, price of services, reputation for quality, and key management personnel with domain expertise.

Marketing and Sales

We currently engage in a limited amount of marketing activities related to request for proposals for projects related to government contracts and or other contracting activities with commercial and private entities. We are developing a variety of new marketing activities designed to broaden our market awareness of our products, services and solutions, that may include e-mail and direct mail campaigns, co-marketing strategies designed to leverage developing strategic relationships, website marketing, topical webcasts, public relations campaigns, speaking engagements and forums and industry analyst visibility initiatives. We plan to participate in and sponsor conferences that cater to our target market and demonstrate and promote our products, services and solutions at trade shows targeted to green energy companies and executives. We also plan to publish white papers relating to green energy projects and develop customer reference programs, such as customer case studies, in an effort to promote better awareness of industry issues and demonstrate that our solutions can address many of the benefits of our solutions.

Our marketing strategy is to build our brand and increase market awareness of our products, services, and solutions in our target markets and to generate qualified sales leads that will allow us to successfully build strong relationships with key decision makers involved in the sales process.

Clients

We derive a significant amount of our revenues from contracts funded by state governments and large organizations that we provide contracting services for which we act in capacity as the prime contractor, or as a subcontractor. Our client base is located predominantly in the North East region of the U.S. Historically, we have derived, and may continue to derive in the future, a significant percentage of our total revenues from a relatively small number of contracts. Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer would have a material adverse effect on our results of operations. In future periods, we will continue to focus on diversifying our revenue by increasing the number of commercial customer contracts.

Intellectual Property

Our intellectual property rights are important to our business. We believe we will come to rely on a combination of patent, copyright, trademark, service mark, trade secret and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We will protect our intellectual property rights in a number of ways including entering into confidentiality and other written agreements with our employees, customers, consultants and partners in an attempt to control access to and distribution of our documentation and other proprietary technology and other information. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology.

U.S. patent filings are intended to provide the holder with a right to exclude others from making, using, selling or importing in the United States the inventions covered by the claims of granted patents. Our patents, including our pending patents, if granted, may be contested, circumvented or invalidated. Moreover, the rights that may be granted in those issued and pending patents may not provide us with proprietary protection or competitive advantages, and we may not be able to prevent third parties from infringing those patents. Therefore, the exact benefits of our issued patents and, if issued, our pending patents and the other steps that we have taken to protect our intellectual property cannot be predicted with certainty.

Currently, our intellectual property consists of the application for a patent filed by Sun Pacific Power Corp., our wholly owned subsidiary, for a frame-less encapsulated photo-voltaic solar panel construction and method and apparatus for making the same, filed on March 14, 2018.

Seasonality

Our business is not seasonal. However, our revenues and operating results may vary significantly from quarter-to-quarter, due to revenues earned on contracts, the commencement and completion of contracts during any particular quarter; as well as the schedule of government agencies awarding contracts, the term of each contract that we have been awarded and general economic conditions. Because a portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter.

Employees

As of December 31, 2017, we had approximately 13 full-time employees. We periodically engage additional consultants and employ temporary or full time employees as needed. Potential employees possessing the unique qualifications required are readily available for both part-time and full-time employment. The primary method of soliciting personnel is through recruiting resources directly utilizing all known sources including electronic databases, public forums, and personal networks of friends and former co-workers.

We believe that our future success will depend in part on our continued ability to offer market competitive compensation packages to attract and retain highly skilled, highly motivated and disciplined managerial, technical, sales and support personnel. We generally do not have employment contracts with our employees, but we do selectively maintain employment agreements with key employees. In addition, confidentiality and non-disclosure agreements are in place with many of our customer, employees and consultants and such agreements are included our policies and procedures. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Corporate Information

The Company was incorporated under the laws of the State of New Jersey on July 28, 2009, as Sun Pacific Power Corporation and together with its subsidiaries, are referred to as the “Company”. On August 24, 2017, the Company entered into an Acquisition Agreement with EXOlifestyle, Inc. whereby the Company became a wholly owned subsidiary of EXOlifestyle, Inc. The acquisition was accounted for as a reverse merger, resulting in the Company being consider the accounting acquirer.

On October 3, 2017, pursuant to the written consent of the majority of the shareholders in lieu of a meeting, Sun Pacific Holding Corp., f/k/a EXOlifestyle, Inc. (the “Company”) filed a Certificate of Amendment with the state of Nevada to change the name of the Company from EXOlifestyle, Inc. to Sun Pacific Holding Corp.

Our principal executive offices are located at 215 Gordon’s Corner Road, Suite 1a, Manalapan NJ 07726. Our internet address www.sunpacificholding.com. Information on our website is not incorporated into this Form 10-K. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 2. Properties

We currently lease 2,510 square feet at 215 Gordons Corner Road, Manalapan, NJ, 07726 under a five (5) year lease that commenced on March 15, 2017 for approximately $43,000 per annum with 2.5% annual scheduled rent increases. We believe we can obtain additional facilities required to accommodate projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that we will be able to do so.

Item 3. Legal Proceedings

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

Currently, the Company is not involved in any pending or threatened material litigation or other material legal proceedings, nor have we been made aware of any pending or threatened regulatory audits.

There is no material bankruptcy, receivership, or similar proceeding with respect to the Company or any of its significant subsidiaries.

The are no proceedings which any director, officer, or affiliate of the Company, any owner of record or beneficially of more than five percent (5%) of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or ha any material interest adverse to the Company or any of its subsidiaries.

There are no administrative or judicial proceedings arising from any federal, state, or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primary for the purpose of protecting the environment.

In addition, no proceeding or action described in this Item 3 were terminated in the past 12 months.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The high and low per share closing sales prices of the Company’s stock on the OTC Markets (ticker symbol: SNPW) for each quarter for the years ended December 31, 2017 and 2016 were as follows:

Quarter Ended	High	Low

March 31, 2016	$142.00	$13.50
June 30, 2016	16.75	3.00
September 31, 2016	11.50	4.00
December 31, 2016	9.63	0.43
March 31, 2017	0.98	0.32
June 30, 2017	0.35	0.11
September 31, 2017	0.38	0.05
December 31, 2017	0.73	0.16

Holders of our Common Stock

As of March 30, 2018, there were approximately 561 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is VStock Transfer.

Dividend Policy

We have never paid dividends on our Common Stock and intend to continue this policy for the foreseeable future. We plan to retain earnings for use in growing our business base. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent on our results of operations, financial condition, contractual and legal restrictions and any other factors deemed by the management and the Board to be a priority requirement of the business.

Our Series C Preferred Stock, of which there are currently 275,000 shares, require dividends to be paid at a rate of $3,125 to be paid annually for each 25,000 shares of the Series C Preferred stock held in quarterly installments.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not adopted an equity compensation plan.

Unregistered Sales of Equity Securities

Note that all issuances described below represent the number of shares issued at the time of issuance. On October 13, 2017, the Company implemented a reverse stock split at a rate of 1:50, rounding fractional shares up to the nearest whole share. Therefore, any issuance described below that occurred before October 13, 2017 represents pre-reverse stock split numbers.

On January 10, 2017, the Company issued to each of Randy Romano, the Company’s President, and Vaughan Dugan, the Company’s Chief Executive Officer, 5,000,000 shares of Series A Preferred Stock of the Company (the “Series A Stock”) in return for the payment to the Company from each of Randy Romano and Vaughan Dugan of $500.

On December 28, 2016, a holder of a convertible note payable of the Company with an outstanding principal balance of $7,773.60 converted $4,000.00 of the note into 2,601,626 shares of our common stock.

The Company issued the securities to the noteholder, Ms. McComb, Mr. Romano and Mr. Dugan in reliance upon exemptions from registration provided by the Securities Act of 1933, as amended.

On or about February 28, 2017, we issued 3,812,306 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.0015375 per share of common stock

On or about April 7, 2017, we issued 4,247,381 shares of common stock to one entity pursuant to the conversion of a certain convertible promissory note at a conversion price of $0.0018 per share of common stock.

On or about May 5, 2017, we issued 5,000,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.0025 per share of common stock.

On or about May 8, 2017, we issued 4,400,000 shares of common stock to one entity pursuant to the conversion of a certain convertible promissory note at a conversion price of $0.00165 per share of common stock.

On or about May 15, 2017, we issued 5,200,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.00165 per share of common stock.

On or about May 25, 2017, we issued 6,083,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.0014 per share of common stock.

On or about May 26, 2017, we issued 6,233,333 shares of common stock to one entity pursuant to the conversion of a certain convertible promissory note at a conversion price of $0.0015 per share of common stock.

On or about June 1, 2017 we issued 3,300,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture dated June 27, 2015 at a conversion price of $0.00165 per share of common stock.

On or about June 1, 2017, we issued 6,083,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture dated July 20, 2016 at a conversion price of $0.00135 per share of common stock.

On or about June 8, 2017, we issued 6,233,333 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture dated June 27, 2015 at a conversion price of $0.0015 per share of common stock.

On or about June 12, 2017 we issued 7,425,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture dated July 20, 2016 at a conversion price of $0.0011 per share of common stock.

On August 17, 2017, the Company agreed to issue to 1,000,000 shares of Series B Preferred stock, 200,000 shares of Series C Preferred stock and 284,215,420 shares of common stock to the respective shareholders of Sun Pacific Power Corp in exchange for services.

On August 24, 2017, in connection with the reverse merger, the Company issued 5,665,092 shares of common stock to the previous stockholders of the Company.

On October 2017, the Company sold 762,500 shares of common stock for gross proceeds of $152,500.

On August 24, 2017, in connection with the reverse merger, the Company assumed convertible notes with an aggregate principal balance of $833,787. The notes automatically converted into 17,052,925 shares of common stock on October 3, 2017 upon the effective date of the Company’s reverse split in accordance with the convertible note agreements.

On November 9, 2017, the Company issued 12,500 shares of common stock pursuant to subscriptions purchasing share at a rate equal to $0.20 per share

On December 5, 2017, the Company issued 1,575,000 shares of common stock pursuant to subscriptions purchasing share at a rate equal to $0.20 per share.

On December 19, 2017, the Company issued 258,651 shares of common stock pursuant to subscriptions purchasing shares at a rate equal to $0.20 per share. On the same date, 121,683 shares were issued to Nicholas Campanella for services.

In connection with the reverses merger, the Company issued 2,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock automatically converted into 30,856,553 shares of common stock after giving effect to the reverse stock split that occurred on October 3, 2017.

The issuances of the above shares of common stock were exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(a)(2) thereto as isolated transactions not involving a public offering. Following the issuances and as of the date of this filing, the Registrant has a total of 112,507,233 shares of common stock issued and outstanding.

All the offers and sales of securities listed above were made to accredited investors. The issuance of the above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Repurchases of Equity Securities

We repurchased no shares of our Common Stock during the year ended December 31, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. This discussion should be read in conjunction with the other sections of this Form 10-K, including “Risk Factors,” and the Financial Statements. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report on Form 10-K. See “Forward-Looking Statements.” Our actual results may differ materially. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” except where the context otherwise requires, the term “we,” “us,” “our,” or “the Company,” refers to the business of Sun Power Holdings Corp.

Organizational Overview

Utilizing managements long history in general contracting, coupled with our subject matter expertise and intellectual property (“IP”) knowledge of solar panels and other leading edge technologies, Sun Pacific Holding (“the Company”) is focused on building a “Next Generation” green energy company. Currently, the Company has four (4) subsidiary holdings with our principal executive offices located at 215 Gordon’s Corner Road, Suite 1a, Manalapan NJ 07726.

The Company was incorporated under the laws of the State of New Jersey on July 28, 2009, as Sun Pacific Power Corporation and together with its subsidiaries, are referred to as the “Company”. On August 24, 2017, the Company entered into an Acquisition Agreement with EXOlifestyle, Inc. whereby the Company became a wholly owned subsidiary of EXOlifestyle, Inc. The acquisition was accounted for as a reverse merger, resulting in the Company being consider the accounting acquirer.

On October 3, 2017, pursuant to the written consent of the majority of the shareholders in lieu of a meeting, Sun Pacific Holding Corp., f/k/a EXOlifestyle, Inc. (the “Company”) filed a Certificate of Amendment with the state of Nevada to change the name of the Company from EXOlifestyle, Inc. to Sun Pacific Holding Corp.

Going Concern

The Company has an accumulated deficit of approximately $5.1 million as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

In order to further implement its business plan and satisfy its working capital requirements, the Company will need to raise additional capital. There is no guarantee that the Company will be able to raise additional equity or debt financing at acceptable terms, if at all.

There is no assurance that the Company will ever be profitable. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements. Those material accounting estimates that we believe are the most critical to an investor’s understanding of our financial results and condition are discussed immediately below and are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. As of December 31, 2017, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At December 31, 2017, none of the Company’s cash balances were in excess of federally insured limits.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change, and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts totaled $68,206 and $229,012 as of December 31, 2017 and 2016, respectively.

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

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the years ended December 31, 2017 and 2016, basic and diluted loss per share are the same as the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the years ended December 31, 2017 and 2016, the following potential shares have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive:

	2017	2016
Convertible Debt	18,596,912	18,596,912
Warrants	1,020,000	20,000
	20,596,912	19,596,912

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

Results of Operations for the Year Ended December 31, 2017 as Compared to the Year Ended December 31, 2016

Revenues

During the year ended December 31, 2017, revenues decreased by $1,950,233, from $3,202,908 for the year ended December 31, 2016 to $1,252,675 in 2017 due to the migration away from General Contracting services towards the development of Green Energy Projects including the sale of Solar powered shelters and other energy related projects. The Company has entered into revenue sharing agreements with the City of Tallahassee and the State of Rhode Island Transportation Authority and the State of New Jersey and others to provide and manage approximately 1,700 Solar powered shelters and other related products for a period of up to Ten (10) years that includes providing WiFi Signal Boosters and Advertising in conjunction with the shelters and other related other outdoor related products. Depending upon the timing of installation and advertising revenue generated per shelter and or other advertising based product, the Company’s Revenue may increase materially from this green energy offering. The Company has also entered into an agreement with the State of Rhode Island to develop and build a Waste to Energy Facility. Depending upon the successful completion of raising the necessary capital and completing the facility timely, Revenues may also increase materially from this additional green energy offering. These items along with other revenue generating opportunities under review by the Company may cause dramatic shifts in the Company’s comparative revenue profile of the products and services that the Company provides in the future.

Cost of Revenues

During the year ended December 31, 2017, cost of revenues decreased by $493,969, from $1,244,771 for the year ended December 31, 2016 to $750,802 in 2017 due to lesser revenues generated from General Contracting services in the Company’s migration to Green Energy Projects. Upon the successful launch and completion of the Company’s Waste to Energy facility and the increase in the Company’s Solar shelters the Company’s Cost of Revenues may increase on an absolute basis.

Operating Expenses

During the year ended December 31, 2017, operating expenses decreased by $1,968,730, from $3,401,513 for the year ended December 31, 2016 to $1,432,783 in 2017 due to a lesser amount of contracting revenues generated as part of the Company’s shift towards green energy projects.

Other (Income) Expenses

During the year ended December 31, 2017, Other (Income) Expenses increased $1,235,608 from $47,848 for the year ended December 31, 2016 to $1,283,456 in 2017 due materially to a loss on the settlement of accrued salaries of $1,155,767.

Net Loss

As a result of the above, Net Loss increased $723,142 from $1,491,224 for the year ended December 31, 2016 to $2,214,366 in 2017.

Liquidity and Capital Resources

Net Working Capital

We have, since inception, financed operations and capital expenditures through the sale of stock and convertible notes. Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, and unbilled receivables.

At December 31, 2017, we had a net working capital deficit of approximately $1.9 as compared to $1.9 at December 31, 2016. We relied on proceeds from the sale of common stock and advances from related parties throughout fiscal 2017.

We must successfully execute our business plan to increase profitability in order to achieve positive cash flows to sustain adequate liquidity without requiring additional funds from external sources to meet minimum operating requirements. We may need to raise additional capital to fund our operations and there can be no assurance that additional capital will be available on acceptable terms or at all.

Cash Flows from Operating Activities

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. Fixed costs such as labor, direct materials, and office rent represent a significant portion of the Company’s continuing operating costs.

For the year ended December 31, 2017, net cash used in operations was approximately $823,000 driven by current year operating loss, offset primarily by non-cash expenses for the loss on settlement of accrued officer compensation, and stock issued for services.

For the year ended December 31, 2016, net cash used in operations was approximately $334,000 driven by current year operating loss, offset primarily by an increase in accrued expenses payable to a related party ad officer, and customer deposits received in 2016.

Cash Flows from Investing Activities

For the year ended December 31, 2017, cash provided by investing activities was approximately $2,500 from the sale of equipment.

For the year ended December 31, 2016, cash used in investing activities was approximately $65,000 reflecting the purchase of equipment related to on going general contracting work.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and proceeds from capital raise transactions.

For the year ended December 31, 2017, cash provided by financing activities was approximately $786,000 from the sale of common stock and advances from related parties, offset by repayments of vehicle loans.

For the year ended December 31, 2016, cash provided by financing activities was approximately $470,000 from the issuance of convertible debt and advances from related parties, offset by repayments of vehicle loans.

At December 31, 2017, there were no material commitments for additional capital expenditures, but that could change with the addition of material contract awards.

In the short term, we must raise additional capital through debt or equity financing to support our business operations and grow our business. Over the long term, we must successfully execute our growth plans to increase profitable revenue and income streams to generate positive cash flows to sustain adequate liquidity without impairing growth initiatives or requiring the infusion of additional funds from external sources to meet minimum operating requirements.. We may need to raise additional capital to fund our operations and there can be no assurance that additional capital will be available on acceptable terms or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

Not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm, are set forth on pages F-1 through F-15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting principally due to the following:

-	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions and therefore there is lack of segregation of duties.

-	An outside consultant assists in the preparation of the annual and quarterly financial statements and partners with the Company to ensure compliance with US GAAP and SEC disclosure requirements.

-	Outside counsel assists the Company in the external attorneys to review and editing of the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

At such time as the Company raises additional working capital it plans to add staff, initiate training, add additional subject matter expertise in its finance area so that it may improve it processes, policies, procedures, and documentation of its internal control processes.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Executive	Age	Position
Nicholas Campanella	53	Chairman of the Board, Chief Executive Officer and Director
William Singer	46	President and Director
Vincent Randanzzo	56	Director
Sumair Mitroo	51	Director

Nicholas Campanella, Director, CEO, and President is the founder of Sun Pacific Power Corp. and has been its President and a director since its inception in 2009. Mr. Campanella has been a serial entrepreneur. He has managed, owned, and led a number of company’s in the development, contracting, insurance and manufacturing industries. From 1996 until 2015 he was the President of CGA Associates, an insurance brokerage company. From 2005 until 2009 he was the President of Northwoods Manufacturing and from 2004 to the present he is the President of Triplet Square, a real estate development company. Prior to 2004 he held positions of Vice President and Account Executive in the insurance industry. He has also served in many roles in community service including as an environmental commissioner and as the chairman of the economic development committee, along with serving as the Grand Knight for the Knights of Columbus. Mr. Campanella attended New York Institute of Technology in 1984, where he majored in Business Management.

Vincent Randazzo, Director was recently appointed to the Board of Directors of Sun Pacific Power Corp. because of his management experience with manufacturing operations and financial reporting. Mr. Randazzo received his Bachelor of Science in Business Administration from Saint Francis College. Mr. Randazzo started his career as an accounting clerk for Agip, USA. Thereafter, he quickly became a Manager of General Accounting for Time Warner Corporation rising to Plant Manager within 10 years with the company. In 1998, Mr. Randazzo joined I.L Walker, Inc., a folding carton manufacturing operation, as Vice President/General Manager. I.L. Walker, Inc. at the time had annual sales of $23,000,000. Mr. Randazzo was responsible for 155 employees, initiated new manufacturing and quality standards. Based on his experience with I.L. Walker, Inc., in 2001, Mr. Randazzo started his own firm, Zapp Packaging, Inc. driving sales from $1,500,000 the first year of operations to $15,000,000 in 2005 when he sold the company. In 2006, Mr. Randazzo joined MyPrint a division of e-Tools Corporation as V.P. of Operations until he was appointed C.E.O. in 2007, where he remains today. Mr. Randazzo’s experience brings expertise in building and growing businesses..

Sumair Mitroo, Director was appointed to the Board of Directors in April 2017. Mr. Mitroo brings an impressive range of education, research, and proven business experience to the Company. He graduated with a degree in Chemistry from Case Western Reserve University (CWRU). As part of a Biochemistry research team at CWRU he assisted in the publication of an article in the NY Academy of Science in November 1989. Thereafter, Mr. Mitroo decided to embark on a career in business and subsequently established a successful sales career with many companies. From 1993 to 1995, Mr. Mitroo started in sales in the medical supplies industry with International Medical Supply, Inc. and rose to the rank of V.P. Between 1993 and 1997, Mr. Mitroo spearheaded several joint venture and international license technology collaborations between companies in USA and India as V.P. of Macro International, Inc. From 1998 to 2002, he worked for Geac Computer Corporation (NASDAQ: GEAC; TSE: GAC), and WorldCom/MCI. In 2003, Mr. Mitroo started Mitroo Networks And Communications, Inc., a telecom sales agency involved in providing voice and data solutions for companies worldwide, and in 2004, he started Ashoretree Services, Inc., to help organizations with outsourcing, subcontracting, or in-sourcing their marketing and BPO (Business Process Outsourcing). After starting as in investor in Larasan Pharmaceutical Corp. in 2003, Mr. Mitroo became CEO of Larasan in 2012. For Larasan, Mr. Mitroo has spearheaded new product development; strategic partner development; business plan and other documentation; and also helped with procurement of investments. He is still currently involved in this role. Mr. Mitroo has been a consultant for business development for several firms. His experience and creativity in utilizing technology and people to provide goal driven solutions has been instrumental for many companies. Mr. Mitroo has a wide range of contacts that he can readily engage to assist the Company in improving its product offering and its marketing.

William Singer, President and Director was appointed to the Board of Directors in April 2017. In 1991, Mr. Singer started Bill’s Bus, LLC, a bus transportation service providing routes between Isla Vista, California and Santa Barbara, California. Starting with a single bus, Mr. Singer grew the Bill’s Bus, LLC adding 8 additional buses and was generating $325,000 net revenues in 2007. He also began utilizing advertising to increase revenues by nearly 15%. Mr. Singer sold the business in 2007. After selling Bill’s Bus, LLC, Mr. Singer joined Navellier Select, LLC a Fund of Funds operation as business development personnel raising over $25,000,000 over a 1 year period. Navellier was sold in 2009 to Genesis. In 2010, Mr. Singer joined TruConnect, LLC, a prepaid mobile broadband business as President. The product was sold in Wal-Mart, Radioshack, Target, Best Buy, AAFES and hhgregg. As President, Mr. Singer was responsible for driving revenues from $1,800,000 to $11,000,000 before the company was sold to a private equity firm. Since 2013, Mr. Singer has created Pride Wireless, Inc., a phone service for the LGBTQ community in conjunction with T-Mobile. He currently sits as President for Montecito Investments, LLC, a private investment and sales consulting firm and Summerland Advisors, LLC a wealth management firm. Mr. Singer also sits as Vice President of Life Clips, Inc. (LCLP:OTCQB), a publicly traded company selling Mobeego, a onetime use emergency battery for cell phones. Mr. Singer brings a great resourced in mergers and acquisitions, and raising capital. As the Company looks to have their stock traded on a national exchange, Mr. Singer will be instrumental in managing the public company aspects of our Company.

The term of the sitting Board of Directors was effective August 24, 2017 and expires on August 23, 2018. The shareholders shall be duly notified in accordance with the Bylaws of the Company and the laws of the state of Nevada for the appropriate shareholder meeting and request for shareholder voting per a formal proxy statement.

Committees

As of the date of this Annual Report, the Company’s board of directors does not have any committees.

The Board of Directors does not currently have a formal nominating committee as we are deemed a “controlled company” in that our CEO and Chairman, Nicholas Campanella holds greater than 50% voting control. As such, nominations of additional board members or nominees for shareholder election are set forth by Mr. Campanella. Mr. Campanella will consider shareholder nomination. However, there are currently no formal standards for accepting or rejecting such nominations.

The Board of Directors does not currently have a formal auditing committee nor a member of the board that is a “audit committee financial expert” as defined by Item 507(d)(5).

Legal Proceedings

There are currently no legal proceedings, and during the past 10 years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our directors.

Family Relationships

Nicholas Campanella and Vincent Randazzo are brothers in law. There are no other family relationships among the directors and executive officers of the Company. There are no arrangement or understanding between or among the directors or executive officers of the Company to which a director or executive officer of the Company was or is to be selected as a director.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.
●	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.
●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.
●	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We do not currently have a code of ethic that applies to any member of the Board of Directors or our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2017 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

None of the newly appointed Board of Directors or executive officers filed a Form 3 following their appointment on August 24, 2017. Form 5s were filed for each sitting Director and/or executive officer on March 26, 2018, with the exception of Mr. Gregory Rodman, who was removed from the Board of Directors by a majority vote of the remaining members of the Board of Directors pursuant to Section 20(b) of the Bylaws of the Company.

Item 11. Executive Compensation

None of our offices have received compensation for the last two fiscal years.

Compensation of Directors

Executive Employment Agreement

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 30, 2018, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s common stock. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each beneficial owner is c/o Sun Pacific Power Corporation, 215 Gordons Corner Road, Manalapan, New Jersey 07726.

Name	Position	Number of Shares of Common Stock		Percentage of Common Stock (1)

Officers & Directors

Nicholas Campanello	Chairman of the Board. CEO, & Director	33,897,166	(2)	55.61%
Vincent Randanzzo	Director	44,150		*
Sumair Mitroo	Director	8,830		*
William Singer	Director & President	8,830		*
	Total Owned by all Officers and Directors	33,958,976		55.71%
>5% Shareholders

Sierra Trading Group	Shareholder (3)	3,734,950		6.13%
Bezalel Partners, LLC	Shareholder (4)	4,209,318		6.91%
Taconic Group,	Shareholder (5)	3,071,429		5.04%
Longside Ventures, LLC	Shareholder (6)	3,182,011		5.22%
R&T Sports Marketing	Shareholder (7)	3,400,311		5.58%
		17,598,019		28.87%
	Total owned by officers, directors and significant shareholders	51,556,995		84.58%

* less than 1%

(1) Applicable percentage ownership is based on 60,958,373 shares of common stock outstanding as of March 30, 2018. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of are deemed to be beneficially owned by the person holding such securities for computing the percentage of ownership of such person, but are not treated as outstanding for computing the percentage ownership of any other person. Nicholas Campanella, our Chairman and Chief Executive Officer holds 12,000,000 shares of Series A Preferred Stock as of March 30, 2018. The Series A Preferred Stock has voting rights equal to 125 votees on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights. As a result, Mr. Campanella has the equivalent to 1,500,000,000 votes. Therefore, although the officers, directors and beneficial holders of shares greater than 5% of the common stock have voting rights equal to 84.58% of the voting rights of the common stock, this amounts to only 3.30% of the total voting rights available. Mr. Campanella thus has a total of 98.27% of the total voting rights.

(2) Includes shares held by family members.

(3) Mailing address is 520 Brickell Key Drive Unit 1607 Miami, FL 33131

(4) Mailing address is 265 East 66th Street, Apt. 6C New York, New York 10065

(5) Mailing address is 1835 NE Miami Gardens Drive #272 North Miami Beach, FL 33179

(6) Mailing address is 1800 S Ocean Drive 4402 Hallandale Beach, FL 33009

(7) Mailing address is 15440 SW 82nd Ave Palmetto Bay, FL 33157

Item 13. Certain Relationships and Related Transactions and Director Independence

On August 24, 2017, the Company closed a share exchange agreement with the shareholder of Sun Pacific Power Corporation, a New Jersey corporation whereby the shareholders of Sun Pacific Power Corporation received 284,248,605 shares of common stock (pre-reverse stock split of 50:1) on a pro rata basis. Pursuant to the share exchange agreement, Nicholas Campanella was issued 976,351 shares of Series B Preferred Shares, which automatically converted into 30,126,775 shares of post reverse stock split common shares.

Vincent Randazzo, our Director, is the brother-in-law of Nicholas Campanella, our Chairman and Chief Executive Officer

Item 14. Principal Accounting Fees and Services.

The aggregate fees incurred for each of the last two years for professional services rendered by Turner, Stone & Company, LLC, the independent registered public accounting firm for the audit of the Company’s annual financial statements included in the Company’s Form 10-K and review of financial statements for its quarterly report (Form 10-QT) are reported below.

The total fees charged by Turner, Stone & Company, LLC in 2017 and 2016 aggregated $4,912 and $16,750, respectively, which includes fees for the 2016 audited financial statements and review of the quarterly financial statements of for 2017.

	Audit	Taxes	Filings	Oher	Total
2017	$-	$-	$4,500	$412	$4,912
2016	$16,000	$-	$750	$—	$16,750

PART IV

Item 15. Exhibits, Financial Statement Schedules WILLIAM Will REVIEW

Exhibit Number	Description of Exhibit	Filed

3.1	Amended and Restated Articles of Incorporation filed May 29, 2015	Form 10 October 13, 2015

3.2	Bylaws dated April 5, 2005	Form 10 October 13, 2015

3.3	Designation of Series B and Series C Preferred Stock filed with the state of Nevada on August 11, 2017	Form 8-K August 18, 2017

3.4	Certificate of Amendment filed with the state of Nevada on October 3, 2017	Form 8-K October 13, 2017

3.5	Certificate of Change (Reverse Stock Split) filed with the state of Nevada on October 3, 2017	Form 8-K October 13, 2017

10.1	The Acquisition Agreement between the Company and Sun Pacific Power Corp., dated August 16, 2017

10.2	The Spinoff Agreement with the Company, Randy Romano, and Vaughan Dugan, dated August 24, 2017	Form 8-K August 18, 2017

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herein

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herein

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Pacific Power Corp.

Date: April 2, 2018	By:	/s/Nicholas Campanella
	Name:	Nicholas Campanella
	Title:	Chairman of the Board of Directors, & Chief Executive Officer (Principal Executive Officer)

Date: April 2, 2018	By:	/s/Nicholas Campanella
	Name:	Nicholas Campanella
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on April 2, 2018 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Nicholas Campanella	Chairman of the Board of Directors, Chief
Nicholas Campanella	Executive Officer, & Chief Financial Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

/s/ Vincent Randanzzo	Director
Vincent Randanzzo

/s/ Sumair Mitroo	Director
Sumair Mitroo

/s/ William Singer	President & Director
William Singer

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders Sun Pacific Power Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sun Pacific Power Corporation and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a significant working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

April 2, 2018

We have served as the Company’s auditor since 2017.

SUN PACIFIC HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
Current Assets:
Cash and cash equivalents	$55,740	$90,077
Accounts receivable, net of allowance for uncollectable accounts of $118,221 and $229,012, respectively	76,729	143,423
Deposits	7,112	-
Total current assets	139,581	233,500

Property and Equipment, Net	293,730	391,043

Total assets	$433,311	$624,543

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$188,467	$572,200
Accounts payable, related party	85,012	75,000
Accrued compensation to officer	451,166	378,475
Accrued expenses	100,612	36,821
Accrued expenses, related party	27,162	450,000
Dividends payable, related party	12,663	3,288
Advances from related parties	588,517	281,390
Vehicle installment notes payable, current portion	28,943	25,975
Current portion of convertible notes payable, net of discounts	187,184	-
Current portion of convertible notes payable, related party, net of discounts	403,474	322,474
Total current liabilities	2,073,200	2,145,623
Long Term Liabilities:
Convertible notes payable, net of discounts and current portion	-	173,334
Convertible notes payable, related party, net of discounts and current portion	-	75,000
Vehicle installment notes payable, net of current portion	57,709	96,880
Total liabilities	2,130,909	2,490,837

Commitments and contingencies (see Note 7)

Stockholders’ Deficit:
Preferred stock $0.0001 par value, 20,000,000 million shares authorized:
Series A preferred stock: 12,000,000 shares designated; 12,000,000 and 2,000,000 shares issued and outstanding, respectively	1,200	200
Series B preferred stock: 1,000,000 shares designated; 1,000,000 and -0- shares issued and outstanding, respectively	-	-
Series C preferred stock: 500,000 shares designated; 275,000 and -0- shares issued and outstanding, respectively	28	-
Common stock $0.0001 par value, 500,000,000 shares authorized, 60,833,030 and 1,948,308 shares issued and outstanding, respectively	6,083	9,742
Additional paid in capital	3,168,626	782,930
Accumulated deficit	(4,873,535)	(2,659,156)
Total stockholders’ deficit	(1,697,598)	(1,866,297)

Total liabilities and stockholders’ deficit	$433,311	$624,543

The accompanying footnotes are an integral part of these consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Revenues	$1,252,675	$3,202,908
Cost of Revenues	750,802	1,244,771

Gross profit	501,873	1,958,137

Operating expenses:
Wages and compensation	569,609	1,005,684
Professional fees	332,142	110,326
Insurance	69,090	120,586
Rent	88,865	149,231
General and administrative	373,077	2,015,686
Total operating expenses	1,432,783	3,401,513

Loss from operations	(930,910)	(1,443,376)

Other (Income) Expenses:
Loss on settlement of accrued officer salaries	(1,155,767)	-
Loss on settlement of debt	(12,650)	-
Dividend expense - preferred stock	(34,375)	(12,055)
Gain on sale of property and equipment	4,401	-
Interest expense	(85,065)	(35,793)
Total other income (expense)	(1,283,456)	(47,848)

Net loss	$(2,214,366)	$(1,491,224)

Net Loss Per Common Share - Basic	$(0.13)	$(0.94)

Weighted Average Shares Outstanding - Basic	17,269,048	1,583,169

The accompanying footnotes are an integral part of these consolidated financial statements.

SUN PAIFIC HOLDING CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2017 AND 2016

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2015	2,000,000	$200	-	$-	-	$-	97,415,411	$9,742	$782,920	$(1,167,946)	$(419,071)
Issuance of Predecessor preferred stock with convertible debt	-	-	-	--		-	-	-	43997	-	43,997
Net loss	-	-	-	-	-	-	-	-	-	(1,491,223)	(1,491,223)
Balances at December 31, 2016	2,000,000	200	-	-	-	-	97,415,411	9,742	782,920	(2,659,156)	(1,866,297)
Pre Merger Share Issuances:
Issuance of common stock in settlement of convertible debt and promissory notes	-	-	-	-	-	-	65,049,488	6,505	(6,505)	-	-
Issuance of common stock for services	-	-	-	-	-	-	450,000	45	(45)	-	-
Issuance of predecessor common stock in settlement of debt	-	-	-	-	-	-	-	-	450,000	-	450,000
Effect on reverse merger on August 24, 2017	(2,000,000)	(200)	1,000,000	100	275,000	28	289,835,550	28,325	(862,734)	-	(833,823)
Effect of 1-for-50 revers split on October 3, 2017	-	-	-	-	-	-	(443,695,440)	(44,370)	44,370	-	-
Conversion of preferred stock issued for reverse merger	-	-	(1,000,000)	(100)	-	-	30,856,553	3,086	(2,986)	-	-
Settlement of debt assumed in reverse merger	-	-	-	-	-	-	17,052,925	1,705	832,082	-	833,787
Settlement of accrued officer's salaries	12,000,000	1,200	-	-	-	-	1,250,000	125	1,261,749	-	1,263,074
Issuance of common stock for cash	-	-	-	-	-	-	2,433,665	243	500,990	-	501,233
Issuance of common stock for services	-	-	-	-	-	-	121,683	12	24,324	-	24,337
Loss on settlement of debt	-	-	-	-	-	-	63,248	6	12,643	-	12,650
Issuance of common stock warrants for services	-	-	-	-	-	-	-	-	131,808	-	131,808
Net loss	-	-	-	-	-	-	-	-	-	(2,214,366)	(2,214,366)
Balances at December 31, 2017	12,000,000	$1,200	-	$-	275,000	$28	60,833,030	$6,083	$3,168,626	$(4,873,535)	$(1,697,598)

The accompanying footnotes are an integral part of these consolidated financial statements.

SUN PACIFIC HOLDING CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Cash flows from Operating Activities:
Net loss	$(2,214,366)	$(1,491,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	79,428	82,188
Amortization of debt discount - interest expense	22,000	7,334
Allowance for uncollectable accounts	(160,806)	86,676
Gain on sale of property and equipment	1,385	-
Loss on settlement of officer compensation	1,155,767	-
Loss on settlement of debt	12,650	-
Stock issued for services	156.145	-
Convertible debt issued for operating expenses	-	42,000
Changes in operating assets and liabilities:
Accounts receivable	227,500	(43,953)
Deposits	(7,112)	234,916
Accounts payable	(299,214)	75,000
Accounts payable, related party	(75,000)	-
Accrued compensation to officer	179,998	183,135
Accrued expenses	62,086	36,821
Accrued expenses, related party	27,162	450,000
Dividends payable, related party	9,375	3,288
Net cash used in operating activities	(823,002)	(333,818)

Cash flows from Investing Activities:
Purchase of property and equipment	-	(65,212)
Proceeds from sale of property and equipment	2,500	-
Net cash provided by (used in) investing activities	2,500	(65,212)

Cash flows from Financing Activities:
Proceeds from advances from related parties	321,127	545,554
Repayments of advances from related parties	-	(208,251)
Proceeds from issuance of common stock	501,233	-
Proceeds from the issuance of convertible debt	-	158,000
Repayment of vehicle installment notes payable	(36,195)	(24,992)
Net cash provided by financing activities	786,165	470,311

Net increase (decrease) in cash	(34,337)	71,281
Cash at beginning of year	90,077	18,796
Cash at end of year	$55,740	$90,077

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Settlement of amounts due to related party with issuance of common stock	$450,000	$-
Assumption of convertible debt from reverse merger	$833,787	$-
Settlement of related party advances with the issuance of conertible debt	$-	$75,000
Debt Discount on convertible notes payable	$-	$32,000
Accounts payable settled through advances	$-	$12,000

The accompanying footnotes are an integral part of these consolidated financial statements.

SUN PACIFIC HOLDING CORP

NOTES TO CONSOLIDATED FINACNIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. As of December 31, 2017, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At December 31, 2017, none of the Company’s cash balances were in excess of federally insured limits.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change, and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts totaled $118,221 and $229,012 as of December 31, 2017 and 2016, respectively.

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

Impairment of long-lived assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. At December 31, 2017 and 2016, the Company has not identified any such impairment losses.

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

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the years ended December 31, 2017 and 2016, basic and diluted loss per share are the same as the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the years ended December 31, 2017 and 2016, the following potential shares have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive:

	2017	2016
Convertible Debt	18,596,912	18,596,912
Warrants	1,020,000	20,000
	20,596,912	19,596,912

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended December 31, 2017 and 2016, the Company incurred losses from operations of $930,910 and $1,433,376, respectively. The Company had a working capital deficit of $1,933,593 as of December 31, 2017. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the additional capital to meet short and long-term operating requirements. Management is continuing to pursue external financing alternatives to improve the Company’s working capital position however additional financing may not be available upon acceptable terms, or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2017 and 2016:

	2017	2016
Furniture and equipment	$271,817	$265,700
Vehicles	189,012	239,214
Leasehold Improvements	66,077	66,077
Less: Accumulated Depreciation	(233,176)	(179,948)
Property and equipment, net	$293,730	$391,043

Depreciation expenses totaled $79,428 and $82,188 for the years ended December 31, 2017 and 2016, respectively.

NOTE 4 - BORROWINGS

Vehicle installment notes payable

The Company’s vehicle installment notes payable consist of several installment notes for various vehicles used in the Company’s operations. At December 31, 2017 and 2016, the notes have annual interest rates between 3.49% and 4.07% and require monthly minimum payments of principal and interest ranging from $370 to $434. The Company’s installment notes are collateralized by the vehicles purchased with the respective installment notes. The notes mature from November 2020 to August 2021. During the year ended December 31, 2017, the Company sold one of the vehicles securing a note with a principal balance of $16,904, which was settled as a result of the sale. As of December 31, 2017 and 2016, the balance of the notes totaled $86,652 and $122,855, respectively.

Convertible notes payable

On August 24, 2016, the Company issued two two-year unsecured convertible notes payable totaling $200,000 pursuant to a private placement memorandum. The notes mature on August 24, 2018 and have an annual interest rate of 12.5%. At the election of the holder, upon the occurrence of certain events, the notes can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with the notes, the predecessor Company issued a total of 200,000 shares of Series B preferred stock, which was canceled upon the reverse merger. As of December 31, 2017 and 2016, the balance of the notes totaled $192,850 and $200,000, respectively. The notes are carried at $182,184, net of unamortized discounts of $10,666 as of December 31, 2017.

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

Convertible notes payable, related party

On October 23, 2015, a total of $332,474 in advances from a related party was converted into two one-year unsecured convertible notes payable to Nicholas Campanella, Chief Executive Officer of the Company. The notes have an annual interest rate of 6% and are currently past due. At the election of the holder, the notes can be converted into common stock of the Company at a conversion price per share equal to 20% of the average bid price for the three consecutive business days prior to conversion. As of December 31, 2017 and 2016, the balances of the notes totaled $332,474.

On August 24, 2016, a total of $75,000 in advances from a related party was converted into a two-year unsecured convertible note payable to Nicholas Campanella, Chief Executive Officer of the Company, pursuant to a private placement memorandum. The note matures on August 24, 2018, has an annual interest rate of 12.5% and is due at maturity. At the election of the holder, upon the occurrence of certain events, the note can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with this note, the Company issued 75,000 shares of Series B preferred stock, as further described in Note 6. As of December 31, 2017 and 2016, the balance of the notes was $75,000. The notes are carried at $71,000, net of unamortized discounts of $4,000 as of December 31, 2017.

Line of credit, related party

On October 23, 2015, the Company entered into a line of credit agreement with Nicholas Campanella, Chief Executive Office of the Company, for a total value of $250,000. The line of credit does not bear an interest rate and is payable on demand. As of December 31, 2017 and 2016, the balance of the debt to related party was $138,124 and $111,625, respectively.

The Company’s estimated future maturities of the Company’s debt, as of December 31, 2017, are as follows:

Year ending December 31,	Amount
2018	$629,267
2019	23,472
2020	23,887
2021	11,486
Thereafter	-
$688,112

NOTE 5 - PREFERRED STOCK AND COMMON STOCK

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock as of December 31, 2017. As of December 31, 2017, the Company has designated 12,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Convertible Preferred Stock, and 500,000 shares of Series C Convertible Stock.

Each share of Series A Preferred Stock is entitled to 125 votes on all matters submitted to a vote to the stockholders of the Company, and does not have conversion, dividend or distribution upon liquidation rights. In connection with the reverse merger, all of the outstanding shares of Series A Preferred Stock, totaling 2,000,000 shares were cancelled.

In October 2017, the Company issued 12,000,000 shares of Series A preferred stock and 1,250,000 shares of common stock to its chief executive officer in settlement of $107,307 of accrued salary. The Company estimated the fair value of the Series A Preferred stock based on control premium reported in empirical studies for transactions involving similar entities, and estimated the fair value of the common stock based on the publicly quoted trading price on the date of settlement. The fair value of the preferred stock was estimated to be approximately $963,000 and the fair value of the common stock was estimated to be approximately $300,000, resulting in a loss on settlement of accrued salary of $1,155,767.

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

In connection with the reverse merger, the Company issued 275,000 shares of Series C Preferred Stock. Holders of Series C Preferred Stock are not entitled to voting rights or preferential rights upon liquidation. Each share of Series C Preferred Stock shall pay an annual dividend in the amount of $0.125 per year, for a total of $0.25, over an eighteen (18) month term, from the date of issuance (the “Commencement Date”). Dividend payments shall be payable as follows: (i) dividend in the amount of $0.0625 per share of Series C Preferred Stock at the end of each of the third quarter and fourth quarter of the first twelve (12) months of the twenty-four (24) month period after the Commencement Date; and (ii) dividend in the amount of $0.03125 per share of Series C Preferred Stock at the end of each of the four quarters of the second twelve (12) months of the twenty-four (24) month period after the Commencement Date. The source of payment of the dividends will be derived from up to thirty-five percent (35%) of net revenues (“Net Revenues”) from the Street Furniture Division of the Corporation following the seventh (7th) month after the Commencement Date. To the extent the amount derived from the Net Revenues of the Street Furniture Division is insufficient to pay dividends of Series C Preferred Stock, if a sufficient amount is available, the next quarterly payment date the funds will first pay dividends of Series C Preferred Stock past due. At the conclusion of twenty-four months after the Commencement Date, and upon the payment of all dividends due and owing on said Series C Preferred Stock, the Series C Preferred Stock shall automatically be redeemed by the Corporation and returned to the Corporation for cancellation, as unissued, non-designated, preferred shares. During the years ended December 31, 2017 and 2016, the Company recorded dividend expense of $34,375 and $12,055, respectively, of which $12,663 is reflected as dividends payable, related party on the accompanying consolidated balance sheet as of December 31, 2017.

Common stock

In January 2017, the Company issued 4,500,000 shares of common stock in settlement of $450,000 due to an affiliate, which was reclassified into additional paid in capital.

In January 2017, the Company issued 160,000 shares of the Company’s common stock as compensation for services rendered related to a private placement memorandum dated August 26, 2016.

On August 24, 2017, in connection with the reverse merger, the Company issued 289,835,550 shares of common stock to the previous stockholders of the Company.

During the year ended December 31, 2017, the Company sold 2,433,665 shares of common stock for net proceeds of $501,233.

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

In October 2017, the Company issued 12,000,000 shares of Series A preferred stock and 1,250,000 shares of common stock to its chief executive officer in settlement of $107,307 of accrued salary. The Company estimated the fair value of the Series A Preferred stock based on control premium reported in empirical studies for transactions involving similar entities, and estimated the fair value of the common stock based on the publicly quoted trading price on the date of settlement. The fair value of the preferred stock was estimated to be approximately $963,000 and the fair value of the common stock was estimated to be approximately $300,000, resulting in a loss on settlement of accrued salary of $1,155,767.

During the year end December 31, 2017, the Company issued 121,683 for services. The shares had a grant date fair value of $24,337 based on prices obtained in recent sales in private placements.

During the year end December 31, 2017, the Company issued 63,248 shares of common stock in settlement of debt in the amount of $3,092, and recognized a loss on settlement of debt of $12,650.

Warrants

In September 2017, the Company agreed to issue a warrant to purchase 20,000 shares of common stock for an aggregate exercise price of $10.00 as consideration for consulting services to be provided from October 2017 through March 2018. Because the warrants were issued to a non-employee for services, and there was not disincentive of non-performance, the Company estimated the fair value of the warrants, $7,000 as of December 31, 2017, based on the closing price of the Company’s common stock on December 31, 2017, and recognized $1,167 of expense during the year ended December 31, 2017 based on the portion of the contract period that had expired. The Company will re-value the warrants on the contract expiration date and recognize future expense that results in cumulative expense recognized for the warrants equals the fair value of the warrants on the contract completion date.

In October 2017, the Company issued warrants to acquire 100,000 shares of common stock at an exercise price of $0.10 per share and 900,000 share of common stock at an exercise price of $45.00 per share, exercisable over 10 years, for services to be rendered over a six month period. The Company re0measure he warrants as of December 31, 2017, and estimated the fair value of $261,282, of which $130,641 was expensed during the year ended December 31, 2017.

The fair value of the warrants was estimated using the Black Scholes Method and the following assumptions: volatility – 150% - 245%; risk free rate 1.00% to 1.98%; expected term – 2.8 years to 10 years.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment agreement

On December 20, 2014, the Company entered into a five-year employment agreement with Nicholas Campanella, Chief Executive Officer. Under the terms of the agreement, the Company is required to pay a base compensation of $180,000 annually, subject to increases in cost of living and performance bonuses as awarded by the Board of Directors. After 5 years, the agreement is automatically renewed for an additional two years unless terminated by either party. As part of the agreement Mr. Campanella opted to defer, with no interest, the receipt of compensation under the agreement until the Company has the funds to pay its obligation. In October 2017, the Company issued 12,000,000 shares of series A preferred stock and 1,250,000 shares of common stock to its chief executive officer in settlement of $107,307 of accrued salary. At December 31, 2017 and December 31, 2016, the Company had accrued compensation of $451,166 and $378,475, respectively, and recorded the related expenses in ‘general and administrative’ on the accompanying condensed consolidated statements of operations.

Lease agreement

During March 2017, the Company entered into a five-year lease agreement. Under the terms of the agreement, the Company is obligated to pay monthly rent payments starting at $3,556 and escalating over the life of the lease. Rent expense for the years ended December 31, 2017 was $88,865. Future minimum rental payments under this agreement are as follows:

Year ending December 31,	Amount
2018	43,559
2019	44,648
2020	45,764
2021	46,908
Thereafter	7,850
$188,729

Significant customers

For the years ended December 31, 2017 and 2016, the Company had the following customer concentrations:

	Percentage of Revenues		Accounts Receivable as of December 31,
	2017	2016	2017
Customer A	32%	30%	-
Customer B	29%	*	-
Customer C	13%	*	-
Customer D	*	32%	-
Customer E	*	31%	-

* Less than 10%

NOTE 7 - RELATED PARTY TRANSACTIONS

For purposes of these consolidated financial statements, Summit Trading Limited, Zimmerman LLC, the Campanella family, Jody Samuels, Frank Capria, and Triplet Square LLC are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5%, or their affiliate status, during the years ended December 31, 2017 and 2016. During the years ended December 31, 2017 and 2016, the affiliates made non-interest bearing advances of $321,127 and $545,554, respectively, of which 208,251 was repaid during the year ended December 31, 2017. The balance of these advances, which are due on demand, totaled $588,517 and $281,390, as of December 31, 2017 and 2016, respectively. Include in accounts payable related parties as of December 31, 2017 and 2016, are expenses incurred withe these affiliates totaling $85,012 and $75,000, respectively.

During the year ended December 31, 2016, the Company incurred expenses with management and affiliates totaling $450,000 for services provided to the Company. On January 5, 2017, the Company issued 4,500,000 shares of the Company’s common stock to settle the liability.

NOTE 8 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of December 31, 2017 and 2016.

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2017 and 2016:

	2017	2016
U.S. Federal Statutory Tax Rate	34.00%	34.00%
State taxes	4.62%	3.63%
Permanent items	(47.22)%	-%
Chane in future tax rates	(6.58)%	-%
Change in valuation allowance	15.17%	(7.63)%
Totals	0.00%	0.00%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2017 and 2016 are summarized as follows:

	2017	2016
Deferred Tax Assets:
Net operating loss carry-forwards	$695,000	$374,000
Accrued expenses	120,000	296,000
Total deferred tax assets	815,000	670,000
Less: Valuation allowance	(815,000)	(670,000)
Total deferred tax assets and liabilities, net	$—	$—

As of December 31, 2017, the Company has available net operating loss carry forwards of approximately $2.6 million which begin to expire in 2036.

The Company assesses the recoverability of its net operating loss carry forwards and other deferred tax assets and records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. The Company continues to maintain the valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2017 the Company had a valuation allowance totaling $815,000 against its deferred tax assets due to insufficient positive evidence, primarily consisting of losses within the taxing jurisdictions that have tax attributes and deferred tax assets.

On December 22, 2017, Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act decreases the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. The impact of the re-measurement on the Corporation’s net deferred tax asset, as of December 31, 2017, was an approximately $31,000 decrease in deferred tax assets, with a corresponding decrease in the Company’s valuation allowance, and no impact on income tax expense. The Act also includes a number of other provisions including, among others, the elimination of net operating loss carrybacks and limitations on the use of future losses, the repeal of the Alternative Minimum Tax regime and the repeal of the domestic production activities deduction. These provisions are not expected to have a material effect on the Corporation.

Given the significant complexity of the Act and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the Act may be identified in future periods.

Legal Matters

From time to time, claims are made against the Company in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting the Company from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on the Company’s results of operations for that period or future periods. The Company is not presently a party to any pending or threatened legal proceedings.

