Form 10-Q
period 2018-03-31
Sun Pacific Holding Corp.
filed 2018-05-15
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes [  ] No [X ]

As of May 14, 2018, there were 62,506,697 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,980	$55,740
Accounts receivable, net of allowance for uncollectable accounts of $118,221	49,104	76,729
Deposits	8,112	7,112
Total current assets	75,196	139,581

Property and Equipment, Net	254,429	293,730

Total assets	$329,625	$433,311

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$208,519	$188,467
Accounts payable, related party	85,012	85,012
Accrued compensation to officer	496,861	451,166
Accrued expenses	143,612	100,612
Accrued expenses, related party	27,162	27,162
Dividends payable, related party	15,788	12,663
Advances from related parties	589,548	588,517
Vehicle installment notes payable, current portion	22,858	28,943
Convertible notes payable, net of discounts	190,516	187,184
Convertible notes payable, related party, net of discounts	403,474	403,474
Total current liabilities	2,183,350	2,073,200
Long Term Liabilities:
Vehicle installment notes payable, net of current portion	57,844	57,709
Total liabilities	2,241,194	2,130,909

Commitments and contingencies (see Note 6)

Stockholders’ Deficit:
Preferred stock $0.0001 par value, 20,000,000 million shares authorized:
Series A preferred stock: 12,000,000 shares designated; 12,000,000 shares issued and outstanding	1,200	1,200
Series B preferred stock: 1,000,000 shares designated; -0- shares issued and outstanding	-	-
Series C preferred stock: 500,000 shares designated; 275,000 shares issued and outstanding	28	28
Common stock $0.0001 par value, 500,000,000 shares authorized, 60,933,030 and 60,833,030 shares issued and outstanding, respectively	6,093	6,083
Additional paid in capital	3,365,090	3,168,626
Accumulated deficit	(5,283,980)	(4,873,535)
Total stockholders’ deficit	(1,911,569)	(1,697,598)

Total liabilities and stockholders’ deficit	$329,625	$433,311

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	2018	2017

Revenues	$120,740	$682,130
Cost of Revenues	87,009	441,809

Gross profit	33,731	240,321

Operating expenses:
Wages and compensation	182,787	67,600
Professional fees	151,247	26,520
Insurance	-	14,534
Rent	7,746	56,472
General and administrative	92,110	102,171
Total operating expenses	433,890	267,297

Loss from operations	(400,159)	(26,976)

Other (Income) Expenses:
Dividend expense - preferred stock	(3,125)	(8,476)
Interest expense	(7,161)	(11,196)
Total other income (expense)	(10,286)	(19,672)

Net loss	$(410,445)	$(46,648)

Net Loss Per Common Share - Basic	$(0.01)	$(0.00)

Weighted Average Shares Outstanding - Basic	60,899,512	100,665,372

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	2018	2017
Cash flows from Operating Activities:
Net loss	$(410,445)	$(46,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39,301	39,301
Gain on sale of equipment	-	(885)
Amortization of debt discount - interest expense	3,332	3,332
Warrants issued for services	136,474	-
Changes in operating assets and liabilities:
Accounts receivable	27,625	(38,653)
Deposits	(1,000)	-
Accounts payable	20,052	(18,330)
Accrued compensation to officer	45,695	(28,860)
Accrued expenses	43,000	16,954
Dividends payable, related party	3,125	-
Net cash used in operating activities	(92,841)	(73,789)

Cash flows from Investing Activities:
Proceeds from sale of equipment	-	2,500
Net cash provided by investing activities	-	2,500

Cash flows from Financing Activities:
Proceeds from advances from related parties	1,031	3,646
Proceeds from issuance of common stock	60,000	-
Repayment of vehicle installment notes payable	(5,950)	(5,400)
Net cash provided by (used in) financing activities	55,081	(1,754)

Net decrease in cash	(37,760)	(73,043)
Cash at beginning of year	55,740	90,077
Cash at end of year	$17,980	$17,034

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. As of March 31, 2018, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At March 31, 2018, none of the Company’s cash balances were in excess of federally insured limits.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts totaled $118,221 as of March 31, 2018 and December 31, 2017, respectively.

Contingencies

Certain conditions may exist as of the date financial statements are issued, which may result in a loss, but which will only be resolved when one or more future events occur or do not occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to pending legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

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

Impairment of long-lived assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. At March 31, 2018 and December 31, 2017, the Company has not identified any such impairment losses.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017. The new standard did not have a material impact on our consolidated financial position and consolidated results of operations, as it did not change the manner or timing of recognizing revenue of our revenue transactions for the three months ended March 31, 2018.

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the three months ended March 31, 2018 and 2017, basic and diluted loss per share are the same as the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the three months ended March 31, 2018 and 2017, the following potential shares have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive:

	2018	2017
Convertible Debt	18,596,912	18,596,912
Warrants	1,020,000	20,000
	20,596,912	19,596,912

Recent Accounting Pronouncements

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) - This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures, which we are currently evaluating. It is effective for annual and interim reporting periods beginning after December 15, 2017. This standard permits early adoption and the use of either the retrospective or cumulative-effect transition method. The Company adopted this standard effective January 1, 2018 without a significant impact on its condensed consolidated financial statements.

There were other new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2018 and 2017, the Company incurred losses from operations of $400,159 and $26,976, respectively. The Company had a working capital deficit of $2,108,154 as of March 31, 2018. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the additional capital to meet short and long-term operating requirements. Management is continuing to pursue external financing alternatives to improve the Company’s working capital position however additional financing may not be available upon acceptable terms, or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2018 and December 31, 2017:

	2018	2017
Furniture and equipment	$271,817	$271,817
Vehicles	189,012	189,012
Leasehold Improvements	66,077	66,077
Less: Accumulated Depreciation	(272,477)	(233,176)
Property and equipment, net	$254,429	$293,730

Depreciation expenses totaled $39,301 for the three months ended March 31, 2018.

NOTE 5 - BORROWINGS

Vehicle installment notes payable

The Company’s vehicle installment notes payable consist of several installment notes for various vehicles used in the Company’s operations. At March 31, 2018, the notes have annual interest rates between 3.49% and 4.07% and require monthly minimum payments of principal and interest ranging from $370 to $434. The Company’s installment notes are collateralized by the vehicles purchased with the respective installment notes. The notes mature from November 2020 to August 2021. As of March 31, 2018, and December 31, 2017, the balance of the notes totaled $80,702 and $86,652, respectively.

Convertible notes payable

On August 24, 2016, the Company issued two two-year unsecured convertible notes payable totaling $200,000 pursuant to a private placement memorandum. The notes mature on August 24, 2018 and have an annual interest rate of 12.5%. At the election of the holder, upon the occurrence of certain events, the notes can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with the notes, the predecessor Company issued a total of 200,000 shares of Series B preferred stock, which was canceled upon the reverse merger. As of March 31, 2018 and December 31, 2017, the balance of the notes totaled $192,850. The notes are carried at $185,517, net of unamortized discounts of $7,333 as of March 31, 2018.

Convertible notes payable, related party

On October 23, 2015, a total of $332,474 in advances from a related party was converted into two one-year unsecured convertible notes payable to Nicholas Campanella, Chief Executive Officer of the Company. The notes have an annual interest rate of 6% and are currently past due. At the election of the holder, the notes can be converted into common stock of the Company at a conversion price per share equal to 20% of the average bid price for the three consecutive business days prior to conversion. As of March 31, 2017 and December 31, 2017, the balances of the notes totaled $332,474.

On August 24, 2016, a total of $75,000 in advances from a related party was converted into a two-year unsecured convertible note payable to Nicholas Campanella, Chief Executive Officer of the Company, pursuant to a private placement memorandum. The note matures on August 24, 2018, has an annual interest rate of 12.5% and is due at maturity. At the election of the holder, upon the occurrence of certain events, the note can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with this note, the Company issued 75,000 shares of Series B preferred stock, as further described in Note 6. As of March 31, 2018, and December 31, 2017, the balance of the notes was $75,000. The notes are carried at $72,250, net of unamortized discounts of $2,750 as of March 31, 2018.

Line of credit, related party

On October 23, 2015, the Company entered into a line of credit agreement with Nicholas Campanella, Chief Executive Office of the Company, for a total value of $250,000. The line of credit does not bear an interest rate and is payable on demand. As of March 31, 2018, and December 31, 2017, the balance of the debt to related party was $138,124.

The Company’s estimated future maturities of the Company’s debt, as of March 31, 2018, are as follows:

Year ending December 31,	Amount
2018 (Remainder of Year)	$628,681
2019	23,472
2020	23,887
2021	11,486
Thereafter	-
$687,526

NOTE 6 - PREFERRED STOCK AND COMMON STOCK

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock as of December 31, 2017. As of December 31, 2017, the Company has designated 12,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Convertible Preferred Stock, and 500,000 shares of Series C Convertible Stock.

Each share of Series A Preferred Stock is entitled to 125 votes on all matters submitted to a vote to the stockholders of the Company, and does not have conversion, dividend or distribution upon liquidation rights. As of December 31, 2017, there were 12,000,000 shares of Series A preferred stock outstanding.

In connection with the reverse merger, the Company issued 275,000 shares of Series C Preferred Stock. Holders of Series C Preferred Stock are not entitled to voting rights or preferential rights upon liquidation. Each share of Series C Preferred Stock shall pay an annual dividend in the amount of $0.125 per year, for a total of $0.25, over an eighteen (18) month term, from the date of issuance (the “Commencement Date”). Dividend payments shall be payable as follows: (i) dividend in the amount of $0.0625 per share of Series C Preferred Stock at the end of each of the third quarter and fourth quarter of the first twelve (12) months of the twenty-four (24) month period after the Commencement Date; and (ii) dividend in the amount of $0.03125 per share of Series C Preferred Stock at the end of each of the four quarters of the second twelve (12) months of the twenty-four (24) month period after the Commencement Date. The source of payment of the dividends will be derived from up to thirty-five percent (35%) of net revenues (“Net Revenues”) from the Street Furniture Division of the Corporation following the seventh (7th) month after the Commencement Date. To the extent the amount derived from the Net Revenues of the Street Furniture Division is insufficient to pay dividends of Series C Preferred Stock, if a sufficient amount is available, the next quarterly payment date the funds will first pay dividends of Series C Preferred Stock past due. At the conclusion of twenty-four months after the Commencement Date, and upon the payment of all dividends due and owing on said Series C Preferred Stock, the Series C Preferred Stock shall automatically be redeemed by the Corporation and returned to the Corporation for cancellation, as unissued, non-designated, preferred shares. During the three months ended March 31, 2018, the Company recorded dividend expense of $3,125, of which $15,788 is reflected as dividends payable, related party on the accompanying condensed consolidated balance sheet as of March 31, 2018.

Common stock

During the three months ended March 31, 2018, the Company sold 100,000 shares of common stock for cash of $60,000.

Warrants

In September 2017, the Company agreed to issue a warrant to purchase 20,000 shares of common stock for an aggregate exercise price of $10.00 as consideration for consulting services to be provided from October 2017 through March 2018. The Company estimated the fair value of the warrants, $7,000 and recognized $1,167 of expense during the year ended December 31, 2017 based on the portion of the contract period that had expired and the remaining $5,833 during the three months ended March 31, 2018.

In October 2017, the Company issued warrants to acquire 100,000 shares of common stock at an exercise price of $0.10 per share and 900,000 shares of common stock at an exercise price of $45.00 per share, exercisable over 10 years, for services to be rendered over a six month period. The Company estimated the fair value of the warrants to be $261,282, of which $130,641 was expensed during the year ended December 31, 2017 and $136,474 was expensed during the three months ended March 31, 2018.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment agreement

On December 20, 2014, the Company entered into a five-year employment agreement with Nicholas Campanella, Chief Executive Officer. Under the terms of the agreement, the Company is required to pay a base compensation of $180,000 annually, subject to increases in cost of living and performance bonuses as awarded by the Board of Directors. After 5 years, the agreement is automatically renewed for an additional two years unless terminated by either party. As part of the agreement Mr. Campanella opted to defer, with no interest, the receipt of compensation under the agreement until the Company has the funds to pay its obligation. At March 31, 2018 and December 31, 2017, the Company had accrued compensation of $496,861 and $451,166, respectively, and recorded the related expenses in ‘general and administrative’ on the accompanying condensed consolidated statements of operations.

Lease agreement

During March 2017, the Company entered into a five-year lease agreement. Under the terms of the agreement, the Company is obligated to pay monthly rent payments starting at $3,556 and escalating over the life of the lease. Rent expense for the period ended March 31, 2018 was $7,160. Future minimum rental payments under this agreement are as follows:

Year ending December 31,	Amount
2018 (Remainder of the Year)	32,891
2019	44,648
2020	45,764
2021	46,908
Thereafter	7,850
$178,061

NOTE 8 - RELATED PARTY TRANSACTIONS

For purposes of these consolidated financial statements, Summit Trading Limited, Zimmerman LLC, the Campanella family, Jody Samuels, Frank Capria, and Triplet Square LLC are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5%, or their affiliate status, during the three months ended March 31, 2018 and 2017. During the three months ended March 31, 2018 and 2017, the affiliates made non-interest bearing advances of $1,031 and $3,646, respectively. The balance of these advances, which are due on demand, totaled $589,548 and $588,517, as of March 31, 2018 and December 31, 2017, respectively. Included in accounts payable related parties as of March 31, 2018 and December 31, 2017, are expenses incurred with these affiliates totaling $85,012.

NOTE 9 - SUBSEQUENT EVENTS

In April 2018, the Company issued a convertible promissory note in the amount of $175,000.00 (the “EMA Note”) to EMA Financial, LLC (“EMA”). The EMA Note has a term of twelve (12) months, has an interest rate of 10% per annum and may be prepaid at a premium as follows: a) 10% if paid within thirty (30) days; b) 15% if paid within sixty (60) days; c) 20% if paid within 90 days; or d) 30% if paid within one hundred twenty (120) days. Per the terms of the EMA Note, EMA may convert any portion of principal and/or interest into shares of common stock of the Company at rate equal to the lower of either a) 60% of the lowest sale price during the eighteen (18) previous consecutive trading days or b) $0.01 per share unless i) the price of the common stock drops below $0.07 per share, but is above $0.03, then $0.03 per share; ii) the price of the common stock drops below $0.03, then $0.0001. As part of the transaction, EMA further purchased warrants to purchase 397,727 at a price of $0.111 per share. The Warrants have a cashless exercise, whereby EMA may receive a number of shares equal to the quotient of the market price minus the exercise price, divided by the number of warrants exercised, divided by the exercise price. The EMA note and the warrant were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

In April 2018, the Company issued 668,324 pursuant to a settlement for an outstanding legal bill held by the wholly owned subsidiary of the Company, Sun Pacific Power Corp. pursuant to Section 4(2) Act, as amended.

In May 2018, the Company issued a convertible promissory note in the amount of $175,000.00 (the “Auctus Note”) to Auctus Fund, LLC (“AUCTUS”). The AUCTUS Note has a term of twelve (12) months, has an interest rate of 10% per annum and may be prepaid at a premium as follows: a) 10% if paid within thirty (30) days; b) 15% if paid within sixty (60) days; c) 20% if paid within 90 days; or d) 30% if paid within one hundred twenty (120) days. Per the terms of the AUCTUS Note, AUCTUS may convert any portion of principal and/or interest into shares of common stock of the Company at rate equal to the lower of either a) 60% of the lowest sale price during the eighteen (18) previous consecutive trading days or b) $0.01 per share unless i) the price of the common stock drops below $0.07 per share, but is above $0.03, then $0.03 per share; ii) the price of the common stock drops below $0.03, then $0.0001. As part of the transaction, AUCTUS further purchased warrants to purchase 397,727 at a price of $0.111 per share. The Warrants have a cashless exercise, whereby AUCTUS may receive a number of shares equal to the quotient of the market price minus the exercise price, divided by the number of warrants exercised, divided by the exercise price. The AUCTUS note and the warrant were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

In May 2018, the Company issued 880,000 shares to 8 shareholders pursuant to Rule 506 of Regulation D of the Securities Act, as amended.

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

Currently, the Company has five (5) subsidiary holdings. Sun Pacific Power Corp which was the initial company that specialized in solar, electrical and general construction, Bella Electric, LLC that in conjunction with the Company operates our electrical contracting work. Bella Electric, LLC is a Pennsylvania limited liability company. The Company also formed Sun Pacific Security Corp., a New Jersey corporation. Currently the Company has not begun operations in the security sector but is reviewing plans to provide residential and commercial security solutions, including installation and monitoring. The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on plumbing operations in the New Jersey and Pennsylvania areas. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.”

Our Services

Our objective is to grow our business and services profitably as a premier green energy-based provider of both product and services to the public and private sectors. We are working to deploy our strategy in building upon our general and other contracting expertise in conjunction with our intellectual property and subject matter expertise in green energy that will allow us to grow a group of profitable business lines in solar, waste to energy, efficient lighting, and other unique energy related areas.

We design products that exclusively use solar panels as the power source. These products have commercial applications both in the United States and in foreign countries. We have designed our products with the general idea that being environmentally proactive is what consumers are starting to demand of large industries and thus these markets we believe are starting to open and need to be filled.

Our strategic plan for the next five (5) years consists of building the solar product(s) subsidiaries and continuing with electrical contracting work as well as expanding our solar panel bus shelter program, while we also expand our plans to add medical waste to energy services to our portfolio of green energy projects. In addition, as financing and market conditions allow we may begin to manufacture and market our innovative solar technology, specializing in specific niche markets.

Going Concern

The Company has an accumulated deficit of approximately $5.0 million as of March 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Results of Operations

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Revenues: Revenues decreased by $561,390 from $682,130 for the Quarter ended March 31, 2017 to $120,740 for the Quarter ended March 31, 2018 due to the migration away from General Contracting services towards the development of Green Energy Projects including the sale of Solar powered shelters and other energy related projects. The Company has entered into revenue sharing agreements with the City of Tallahassee and the State of Rhode Island Transportation Authority and the State of New Jersey and others to provide and manage approximately 1,700 Solar powered shelters and other related products for a period of up to Ten (10) years that includes providing WiFi Signal Boosters and Advertising in conjunction with the shelters and other related other outdoor related products. Depending upon the timing of installation and advertising revenue generated per shelter and or other advertising based product, the Company’s Revenue may increase materially from this green energy offering. The Company has also entered into an agreement with the State of Rhode Island to develop and build a Waste to Energy Facility. Depending upon the successful completion of raising the necessary capital and completing the facility timely, Revenues may also increase materially from this additional green energy offering. These items along with other revenue generating opportunities under review by the Company may cause dramatic shifts in the Company’s comparative revenue profile of the products and services that the Company provides in the future.

Cost of revenues: Cost of revenues decreased by $354,820 from $441,809 for the three months ended March 31, 2017 to $87,009 for the three months ended March 31, 2018 due to lesser revenues generated from General Contracting services in the Company’s migration to Green Energy Projects. Upon the successful launch and completion of the Company’s Waste to Energy facility and the increase in the Company’s Solar shelters the Company’s Cost of Revenues may increase on an absolute basis.

Operating Expenses: Operating expenses increased by $160,760 from $267,297 for the three months ended March 31, 2017 to $428,057 for the three months ended March 31, 2018 due to non-cash expensing of warrants issued in 2017 for services completed in 2018, offset by lesser amounts of operating expense related to the Company’s contracting revenues generated as part of the Company’s shift towards green energy projects.

Other (Income) Expenses: Other (Income) Expenses decreased by $9,386 from $19,672 for the three months ended March 31, 2017 to $10,286 for the three months ended March 31, 2018 as a result of lesser amounts of preferred dividend expense and lesser amounts of interest expense as the Company shifts its business model. Given the financing requirements of the Company in developing its new business model, other (income) expenses may increase over time as the Company explores the use of debt financing.

Net Loss: As a result of the above, Net Loss increased $357,964 from $46,648 for the three months ended March 31, 2017 to $404,612 for the three months ended March 31, 2018.

Continuing Operations, Liquidity and Capital Resources

As of March 31, 2018, we had a working capital deficit of approximately $2.1 million. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

During the three months ended March 31, 2018, we used $92,841 in operations driven materially from our operating loss offset by non-cash expenses. During the three months ended March 31, 2017, we used $73,789 in operations driven materially from our operating loss offset and changes in our current assets and liabilities partially offset by non-cash expenses.

During the three months ended March 31, 2018, we had no proceeds from investing activities as compared to $2,500 for the period ending March 31, 2017 reflecting the sale of equipment.

During the three months ended March 31, 2018, we received $55,081 from financing proceeds driven materially from the sale of common stock as compared to $1,754 in proceeds used in financing activities for the period ending March 31, 2017 reflecting the proceeds from related parted advances offset by the repayment of vehicle installment notes.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and (c) that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting principally due to the following:

-	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions and therefore there is lack of segregation of duties.

-	An outside consultant assists in the preparation of the annual and quarterly financial statements and partners with the Company to ensure compliance with US GAAP and SEC disclosure requirements.

-	Outside counsel assists the Company and external attorneys to review and editing of the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

At such time as the Company raises additional working capital it plans to add staff, initiate training, add additional subject matter expertise in its finance area so that it may improve it processes, policies, procedures, and documentation of its internal control processes.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2018, the Company issued 20,000 shares of common stock of the Company to two (2) indviduals at a price of $0.20 per share. The shares were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

In February 2018, the Company issued 1,250,000 shares to Nicholas Campanella as payments made per his employment agreement. The shares were issued pursuant to Section 4(a)(2).

In April 2018, the Company issued 880,000 shares of common stock of the Company to eight (8) individuals at a price of $0.10 per share. The shares were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

In April 2018, the Company issued a convertible promissory note in the amount of $175,000.00 (the “EMA Note”) to EMA Financial, LLC (“EMA”). The EMA Note has a term of twelve (12) months, has an interest rate of 10% per annum and may be prepaid at a premium as follows: a) 10% if paid within thirty (30) days; b) 15% if paid within sixty (60) days; c) 20% if paid within 90 days; or d) 30% if paid within one hundred twenty (120) days. Per the terms of the EMA Note, EMA may convert any portion of principal and/or interest into shares of common stock of the Company at rate equal to the lower of either a) 60% of the lowest sale price during the eighteen (18) previous consecutive trading days or b) $0.01 per share unless i) the price of the common stock drops below $0.07 per share, but is above $0.03, then $0.03 per share; ii) the price of the common stock drops below $0.03, then $0.0001. As part of the transaction, EMA further purchased warrants to purchase 397,727 at a price of $0.111 per share. The Warrants have a cashless exercise, whereby EMA may receive a number of shares equal to the quotient of the market price minus the exercise price, divided by the number of warrants exercised, divided by the exercise price. The EMA note and the warrant were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

In April 2018, the Company issued exactly 668,324 shares of common stock as settlement for legal expense owed by the Company’s wholly owned subsidiary, Sun Pacific Power Corp. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In May 2018, the Company issued a convertible promissory note in the amount of $175,000.00 (the “Auctus Note”) to Auctus Fund, LLC (“AUCTUS”). The AUCTUS Note has a term of twelve (12) months, has an interest rate of 10% per annum and may be prepaid at a premium as follows: a) 10% if paid within thirty (30) days; b) 15% if paid within sixty (60) days; c) 20% if paid within 90 days; or d) 30% if paid within one hundred twenty (120) days. Per the terms of the AUCTUS Note, AUCTUS may convert any portion of principal and/or interest into shares of common stock of the Company at rate equal to the lower of either a) 60% of the lowest sale price during the eighteen (18) previous consecutive trading days or b) $0.01 per share unless i) the price of the common stock drops below $0.07 per share, but is above $0.03, then $0.03 per share; ii) the price of the common stock drops below $0.03, then $0.0001. As part of the transaction, AUCTUS further purchased warrants to purchase 397,727 at a price of $0.111 per share. The Warrants have a cashless exercise, whereby AUCTUS may receive a number of shares equal to the quotient of the market price minus the exercise price, divided by the number of warrants exercised, divided by the exercise price. The AUCTUS note and the warrant were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

The Company received net proceeds of approximately $350,000 intended for working capital and administrative costs.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended March 31, 2018, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

Sun Pacific Holding Corp.

Date: May 15, 2018	By:	/s/ Nicholas Campanella
Nicholas Campanella
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

