Form 10-K/A
period 2017-12-31
Sun Pacific Holding Corp.
filed 2018-08-06
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #1

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

Explanatory Note: Please note the the sole purpose of this Amendment is to correct a typographical error in the Report of the Auditor.

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

Sun Pacific Power Corp.

Date: August 6, 2018	By:	/s/Nicholas Campanella
	Name:	Nicholas Campanella
	Title:	Chairman of the Board of Directors, & Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2018	By:	/s/Nicholas Campanella
	Name:	Nicholas Campanella
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on August 6, 2018 on behalf of the registrant and in the capacities indicated.

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
William Singer

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders Sun Pacific Holding Corp and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sun Pacific Holding Corp and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

