Form 10-Q
period 2018-09-30
Sun Pacific Holding Corp.
filed 2018-11-14
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [  ] No [X]

As of November 14, 2018, there were 62,506,697 shares of the registrant’s common stock, $0.0001 par value, outstanding.

SUN PACIFIC HOLDING CORP AND SUBSIDIARIES

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$98,442	$55,740
Accounts receivable, net of allowance for uncollectable accounts	68,216	76,729
Deposits	7,234	7,112
Total current assets	173,892	139,581

Property and Equipment, Net	175,827	293,730
Other Assets	25,000	-
Total assets	$374,719	$433,311

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$244,197	$188,467
Accounts payable, related party	80,742	85,012
Accrued compensation to officer	564,231	451,166
Accrued expenses	178,537	100,612
Accrued interest, related party	49,295	27,162
Dividends payable, related party	22,038	12,663
Advances from related parties	585,921	588,517
Project financing obligation	260,000	-
Vehicle installment notes payable, current portion	17,374	28,943
Convertible notes payable, net of discounts	295,979	187,184
Convertible notes payable, related party, net of discounts	408,974	403,474
Total current liabilities	2,707,288	2,073,200
Long Term Liabilities:
Vehicle installment notes payable, net of current portion	50,126	57,709
Total liabilities	2,757,414	2,130,909

Commitments and contingencies (see Note 6)

Stockholders’ Deficit:
Preferred stock $0.0001 par value, 20,000,000 million shares authorized:
Series A preferred stock: 12,000,000 shares designated; 12,000,000 shares issued and outstanding	1,200	1,200
Series B preferred stock: 1,000,000 shares designated; -0- shares issued and outstanding	-	-
Series C preferred stock: 500,000 shares designated; 275,000 shares issued and outstanding	28	28
Common stock $0.0001 par value, 500,000,000 shares authorized, 62,731,354 and 60,833,030 shares issued and outstanding, respectively	6,273	6,083
Additional paid in capital	3,922,663	3,168,626
Accumulated deficit	(6,312,859)	(4,873,535)
Total stockholders’ deficit	(2,382,695)	(1,697,598)

Total liabilities and stockholders’ deficit	$374,719	$433,311

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues	$170,495	$153,034	$436,574	$1,067,551
Cost of Revenues	45,739	102,751	225,842	592,931

Gross profit	124,756	50,283	210,732	474,620

Operating expenses:
Wages and compensation	125,996	102,282	346,984	383,800
Professional fees	95,632	10,134	510,514	37,298
General and administrative	196,361	44,410	531,678	302,302
Total operating expenses	417,989	156,826	1,389,176	723,400

Loss from operations	(293,233)	(106,543)	(1,178,444)	(248,780)

Other Expenses:
Dividend expense - preferred stock	(3,125)	(9,502)	(9,375)	(28,505)
Gain on sale of property and equipment	-	-	-	4,401
Interest expense	(141,117)	(5,581)	(251,505)	(48,779)
Total other expenses	(144,242)	(15,083)	(260,880)	(72,883)

Net loss	$(437,475)	$(121,626)	$(1,439,324)	$(321,663)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.09)

Weighted Average Shares Outstanding - Basic and Diluted	62,731,354	5,536,650	61,904,063	3,391,922

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	2018	2017
Cash flows from Operating Activities:
Net loss	$(1,439,324)	$(321,663)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	117,903	63,888
Gain on sale of equipment	-	(6,773)
Amortization of debt discount - interest expense	204,036	16,500
Warrants issued for services	130,641	83,812
Stock issued for services	84,184	-
Changes in operating assets and liabilities:
Accounts receivable	8,513	(12,370)
Deposits	(122)	(7,112)
Investmentin other assets	(25,000)	-
Accounts payable	50,730	(297,758)
Accounts payable, related party	(4,270)	(7,500)
Accrued compensation to officer	113,065	85,371
Accrued expenses	77,925	64,171
Accrued interst, related party	22,133	-
Dividends payable, related party	9,375	3,125
Net cash used in operating activities	(650,211)	(336,309)

Cash flows from Investing Activities:
Investment in other assets	-	-
Proceeds from sale of equipment	-	2,500
Net cash provided by investing activities	-	2,500

Cash flows from Financing Activities:
Proceeds from (repayments of) advances from related parties	(2,596)	271,878
Proceeds from issuance of common stock	173,001	-
Proceeds from project financing obligation	260,000	-
Procceeds from convertible notes payable, net of issuance costs	281,660	-
Repayment of vehicle installment notes payable	(19,152)	(15,188)
Net cash provided by financing activities	692,913	256,690

Net increase (decrease) in cash	42,702	(77,119)
Cash at beginning of period	55,740	90,077
Cash at end of period	$98,442	$12,958

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Convertible debt dscounts for beneficial conversin features	$69,981	$-
Convertible debt dscounts for detachable warrants	$296,420	$-
Settlement of debt through AP	$5,000	$-
Issuance costs from convertible debt	$68,340	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINACNIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. As of September 30, 2018, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At September 30, 2018, none of the Company’s cash balances were in excess of federally insured limits.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change, and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts totaled $169,036 and $118,221 as of September 30, 2018 and December 31, 2017, respectively.

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

Impairment of long-lived assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. At September 30, 2018 and December 31, 2017, the Company has not identified any such impairment losses.

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

Revenue recognition

100% of the Company’s revenue for the three and nine months ended September 30, 2018. is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as defined by Topic 606, as amended.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017. The new standard did not have a material impact on our consolidated financial position and consolidated results of operations, as it did not change the manner or timing of recognizing revenue of our revenue transactions for the three and Nine months ended September 30, 2018.

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the three and nine months ended September 30, 2018 and 2017, basic and diluted loss per share are the same as the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the three and nine months ended September 30, 2018 and 2017, the following potential shares have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive:

	2018	2017
Convertible Debt	37,557,004	14,278,461
Stock Options	-	50,000
Warrants	8,324,727	275,945
	45,881,731	14,604,406

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2018 and 2017, the Company incurred losses of $1,439,324 and $321,663. The Company had a working capital deficit of $2,533,396 as of September 30, 2018. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the additional capital to meet short and long-term operating requirements. Management is continuing to pursue external financing alternatives to improve the Company’s working capital position however additional financing may not be available upon acceptable terms, or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of September 30, 2018 and December 31, 2017:

	2018	2017
Furniture and equipment	$271,817	$271,817
Vehicles	189,012	189,012
Leasehold Improvements	66,077	66,077
Less: Accumulated Depreciation	(351,079)	(233,176)
Property and equipment, net	$175,827	$293,730

Depreciation expenses totaled $117,903 and $78,602 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 5 - BORROWINGS

Vehicle installment notes payable

The Company’s vehicle installment notes payable consist of several installment notes for various vehicles used in the Company’s operations. At September 30, 2018, the notes have annual interest rates between 3.49% and 4.07% and require monthly minimum payments of principal and interest ranging from $370 to $434. The Company’s installment notes are collateralized by the vehicles purchased with the respective installment notes. The notes mature from November 2020 to August 2021. As of September 30, 2018, and December 31, 2017, the balance of the notes totaled $67,500 and $86,652, respectively.

Convertible notes payable.

On August 24, 2016, the Company issued two two-year unsecured convertible notes payable totaling $200,000 pursuant to a private placement memorandum. The notes matured on August 24, 2018 and have an annual interest rate of 12.5%. At the election of the holder, upon the occurrence of certain events, the notes can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with the notes, the predecessor Company issued a total of 200,000 shares of Series B preferred stock, which was canceled upon the reverse merger. In August 2018, the holders of the notes agreed to extend the maturity date of the notes to December 31, 2018, in exchange for warrants to acquire 600,000 shares of common stock for an exercise price of $0.31 per share, exercisable over three years. The Company estimated the fair value of the warrants, totaling $16,401, using the Black Scholes Method and recorded an additional discount against the note to be amortized over the extend term of the notes. As of September 30, 2018 and December 31, 2017, the balance of the notes totaled $196,850, which is the carried at $185,153 as of September 30, 2018, net of unamortized discounts of $11,697.

In April 2018, the Company issued convertible notes with an aggregate principal balance of $350,000, for net proceeds after issuance costs which were recorded as a discount against the debt to be amortized into interest expense through the maturity of the notes, of $281,660. The notes mature in April 2019, accrue interest at an annual rate of 10% and are convertible into common stock at a conversion rate equal to the lesser of $0.05 and 60% times the lowest trading price of the Company’s common stock during the 18 trading days prior to conversion. Because the conversion feature is indexed to the Company’s stock, and there is an explicit cap to the total number of shares issuable upon conversion, the Company determine that the embedded conversion option did not require bifurcation and liability presentation. The investors in the notes also received warrants to acquire an aggregate of 6,349,457 shares of common stock for an exercise price of $0.11 per share, exercisable for 2 years. The Company estimated the fair value of the warrants using the Black Scholes model and the following assumptions: volatility – 261.8% to 268.7%; expected term – 2.0 years; dividend rate – 0.0%; risk free rate – 2.49%, and allocated $173,355 of the proceeds to the warrants, which was recorded as a discount against the debt to be amortized into interest expense through the maturity of the notes. Based on the allocation of proceeds to the debt, the Company determined there was a beneficial conversion feature totaling $176,645, which was recorded as a discount against the debt to be amortized into interest expense through the maturity of the notes. During the nine months ended September 30, 2018, the Company amortized $179,166 of the discounts. As of September 30, 2018, the notes are carried at $110,826, net of unamortized discounts of $239,174.

Convertible notes payable, related party

On October 23, 2015, a total of $332,474 in advances from a related party was converted into two one-year unsecured convertible notes payable to Nicholas Campanella, Chief Executive Officer of the Company. The notes have an annual interest rate of 6% and are currently past due. At the election of the holder, the notes can be converted into common stock of the Company at a conversion price per share equal to 20% of the average bid price for the three consecutive business days prior to conversion. As of September 30, 2018 and December 31, 2017, the balances of the notes totaled $332,474.

On August 24, 2016, a total of $76,500 in advances from a related party was converted into a two-year unsecured convertible note payable to Nicholas Campanella, Chief Executive Officer of the Company, pursuant to a private placement memorandum. The note matured on August 24, 2018, has an annual interest rate of 12.5% and is past due. At the election of the holder, upon the occurrence of certain events, the note can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with this note, the Company issued 75,000 shares of Series B preferred stock. As of September 30, 2018, and December 31, 2017, the balance of the notes was $76,500, which is the carrying amount of the note as of September 30, 2018.

Project Financing Obligation

In June 2018, the Company received proceeds of $260,000 pursuant to a partnership agreement and related partnership contribution agreements with third party investors, pursuant which investors have agreed to provide financing for no less than (10) ten new bus shelters being installed annually. Each investment in the partnership grants the investor the right to preferential distributions of profits related to the Company’s contract with Rhode Island. The investors receive 100% of the profits from the Rhode Island contract to install 20 bus shelters until 100% of the initial investments are returned. Thereafter, the investors receive 20% of the remaining profits from Rhode Island contract. As of September 30, 2018, no profits have been earned on the Rhode Island contract, no repayments have occurred and the total amount of investments received totaling $260,00 is reflected on the accompanying condensed consolidated balance sheet as a Project Financing Obligation.

Line of credit, related party

On October 23, 2015, the Company entered into a line of credit agreement with Nicholas Campanella, Chief Executive officer of the Company, for a total value of $250,000. The line of credit does not bear an interest rate and is payable on demand. As of September 30, 2018, and December 31, 2017, the balance of the debt to related party was $1135,528, and is include in advances from related parties on the accompanying condensed consolidated balance sheets.

The Company’s estimated future maturities of the Company’s debt, as of September 30, 2018, are as follows:

Year ending December 31,	Amount
2018 (Remainder of Year)	$1,010,007
2019	373,472
2020	23,887
2021	11,486
Thereafter	-
$1,418,852

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

In connection with the reverse merger, the Company issued 275,000 shares of Series C Preferred Stock. Holders of Series C Preferred Stock are not entitled to voting rights or preferential rights upon liquidation. Each share of Series C Preferred Stock shall pay an annual dividend in the amount of $0.125 per year, for a total of $0.25, over an eighteen, (18) month term, from the date of issuance (the “Commencement Date”). Dividend payments shall be payable as follows: (i) dividend in the amount of $0.0625 per share of Series C Preferred Stock at the end of each of the third quarter and fourth quarter of the first twelve (12) months of the twenty-four (24) month period after the Commencement Date; and (ii) dividend in the amount of $0.03125 per share of Series C Preferred Stock at the end of each of the four quarters of the second twelve (12) months of the twenty-four (24) month period after the Commencement Date. The source of payment of the dividends will be derived from up to thirty-five percent (35%) of net revenues (“Net Revenues”) from the Street Furniture Division of the Corporation following the seventh (7th) month after the Commencement Date. To the extent the amount derived from the Net Revenues of the Street Furniture Division is insufficient to pay dividends of Series C Preferred Stock, if a sufficient amount is available, the next quarterly payment date the funds will first pay dividends of Series C Preferred Stock past due. At the conclusion of twenty-four months after the Commencement Date, and upon the payment of all dividends due and owing on said Series C Preferred Stock, the Series C Preferred Stock shall automatically be redeemed by the Corporation and returned to the Corporation for cancellation, as unissued, non-designated, preferred shares. During the three and nine months ended September 30, 2018, the Company recorded dividend expense of $3,125 and $9,375, respectively, of which $22,038 is reflected as dividends payable, related party on the accompanying condensed consolidated balance sheet as of September 30, 2018.

Common stock

During the nine months ended September 30, 2018, the Company sold 1,230,00 shares of common stock for cash of $173,000.

During the nine months ended September 30, 2018, the Company issued 668,324 shares of common stock for services rendered with a fair value of $84,184, based on the trading price of the common stock on the date of grant.

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

In October 2017, the Company issued warrants to acquire 100,000 shares of common stock at an exercise price of $0.10 per share and 900,000 share of common stock at an exercise price of $45.00 per share, exercisable over 10 years, for services to be rendered over a six month period. The Company estimated the fair value of the warrants to be $261,282, of which $130,641 was expensed during the year ended December 31, 2017 and $130,641 was expensed during the Nine months ended September 30, 2018.

In April 2018, in connection with the issuance of convertible debt, the Company issued warrants to acquire an aggregate of 6,349,457 shares of common stock for an exercise price of $0.11 per share, exercisable for 2 years. See Note 5.

In August 2018, the holders of the convertible notes, dated August 24 2016, agreed to extend the maturity date of the notes to December 31, 2018, in exchange for warrants to acquire 600,000 shares of common stock for an exercise price of $0.31 per share, exercisable over three years. See note 5.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment agreement

On December 20, 2014, the Company entered into a five-year employment agreement with Nicholas Campanella, Chief Executive Officer. Under the terms of the agreement, the Company is required to pay a base compensation of $180,000 annually, subject to increases in cost of living and performance bonuses as awarded by the Board of Directors. After 5 years, the agreement is automatically renewed for an additional two years unless terminated by either party. As part of the agreement Mr. Campanella opted to defer, with no interest, the receipt of compensation under the agreement until the Company has the funds to pay its obligation. At September 30, 2018 and December 31, 2017, the Company had accrued compensation of $564,231 and $451,166, respectively, and recorded the related expenses in ‘general and administrative’ on the accompanying condensed consolidated statements of operations.

Lease agreement

During March 2017, the Company entered into a five-year lease agreement. Under the terms of the agreement, the Company is obligated to pay monthly rent payments starting at $3,556 and escalating over the life of the lease. Rent expense for the nine months ended September 30, 2018 was $30,835. Future minimum rental payments under this agreement are as follows:

Year ending December 31,	Amount
2018 (Remainder of the year)	$11,112
2019	44,648
2020	45,764
2021	46,908
Thereafter	7,850
$156,282

NOTE 8 - RELATED PARTY TRANSACTIONS

For purposes of these consolidated financial statements, Summit Trading Limited, Zimmerman LLC, the Campanella family, Jody Samuels, Frank Capria, and Triplet Square LLC are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5%, or their affiliate status. These affiliates have made non-interest bearing advances. The balance of these advances, which are due on demand, and the line of credit (see Note 5) totaled $585,921 and $588,517, as of September 30, 2018 and December 31, 2017, respectively. Included in accounts payable related parties as of September 30, 2018 and December 31, 2017, are expenses incurred with these affiliates totaling $80,752 and $85,012, respectively.

NOTE 9- SUBSEQUENT EVENTS

On November 13, 2018, the Company entered into 2 separate extensions EMA Financial, LLC and Auctus Fund, LLC, respectively, whereby each EMA Financial, LLC and Auctus Fund, LLC agreed to extend the “Prepayment Termination Date, as defined in the respective Promissory Notes issued by the Company to each EMA Financial, LLC and Auctus Fund, LLC in exchange for the addition of 25,000.00 to the principal of the principal of each note. As a result, the principal owed to each EMA Financial, LLC and Auctus Fund, LLC shall be $200,000.00 each.

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

Going Concern

The Company has an accumulated deficit of approximately $6.3 million as of September 30, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Results of Operations

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

Revenues: Revenues increased by approximately $17,000 from $153,000 for the Quarter ended September 30, 2017 to $170,000 for the Quarter ended September 30, 2018 due to the migration away from General Contracting services towards the development of Green Energy Projects including the sale of Solar powered shelters and other energy related projects that derive income from advertising sources. The Company has entered into revenue sharing agreements with the City of Tallahassee, the State of Rhode Island Transportation Authority, and the State of New Jersey, along with others to provide and manage up to approximately 1,700 Solar powered shelters and other related products for a period of up to Ten (10) years that includes providing WiFi Signal Boosters and Advertising in conjunction with the shelters and other related other outdoor related products. Depending upon the timing of installation and advertising revenue generated per shelter and or other advertising based product, the Company’s Revenue may increase materially from this green energy offering. The Company has recently raised capital to build and deploy up to 20 bus shelters in Rhode Island as part of an income sharing arrangement with an investment group. The Company has also entered into an agreement with the State of Rhode Island to develop and build a Waste to Energy Facility. Depending upon the successful completion of raising the necessary capital and completing the facility timely, Revenues may also increase materially from this additional green energy offering. These items along with other revenue generating opportunities under review by the Company may cause dramatic shifts in the Company’s comparative revenue profile of the products and services that the Company provides in the future.

Cost of revenues: Cost of revenues decreased by approximately $57,000 from $103,000 for the three months ended September 30, 2017 to $46,000 for the three months ended September 30, 2018 due to lesser revenues generated from General Contracting services in the Company’s migration to Green Energy Projects. Upon the successful launch and completion of the Company’s Waste to Energy facility and the increase in the Company’s bus shelters and other outdoor advertising producing assets, along with a additional other related construction services, the Company’s Cost of Revenues may increase.

Operating Expenses: Operating expenses increased by approximately $261,000 from $157,000 for the three months ended September 30, 2017 to $418,000 for the three months ended September 30, 2018 due materially to increases in professional fees and general and administrative fees that were associated with project development costs for the Company’s Medical Waste to Energy initiative, other development projects associated with green energy development initiatives that the Company is currently exploring, along with some other insurance audit payments related to higher sales in prior periods that were reconciled and paid for during the 2nd quarter of 2018. The Company’s Operating expenses may vary quarter to quarter as a result in upfront development costs for permits, engineering reviews, and other costs associated with the Company’s new development projects related to its Medical Waste to Energy projects as well as other projects that it is currently reviewing.

Other (Income) Expenses: Other (Income) Expenses increased by approximately $129,000 from $15,000 for the three months ended September 30, 2017 to $144,000 for the three months ended September 30, 2018 as a result of greater amounts of interest expense as a result of the issuance of convertible debt and other capital related events. Given the Company’s financing requirements in developing its new business models, the Company’s other (income) expenses may increase over time as the Company explores the use of additional debt financing.

Net Loss: As a result of the above, Net Loss increased approximately $315,000 from $122,000 for the three months ended September 30, 2017 to $437,000 for the three months ended September 30, 2018.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

Revenues: Revenues decreased by approximately $631,000 from $1,068,000 for the nine months ended September 30, 2017 to $437,000 for the nine month period ended September 30, 2018 due to the migration away from General Contracting services towards the development of Green Energy Projects including the sale of Solar powered shelters and other energy related projects that derive income from advertising sources. The Company has entered into revenue sharing agreements with several cities and manage up to approximately1,700 Solar powered shelters and other related products for a period of up to Ten (10) years that includes providing WiFi Signal Boosters and Advertising in conjunction with the shelters and other related other outdoor related products. Depending upon the timing of installation and advertising revenue generated per shelter and or other advertising based product, the Company’s Revenue may increase materially from this green energy offering. The Company has recently raised capital to build and deploy up to 20 bus shelters in Rhode Island as part of an income sharing arrangement with an investment group. The Company has also entered into an agreement with the State of Rhode Island to develop and build a Waste to Energy Facility. Depending upon the successful completion of raising the necessary capital and completing the facility timely, Revenues may also increase materially from this additional green energy offering. These items along with other revenue generating opportunities under review by the Company may cause dramatic shifts in the Company’s comparative revenue profile of the products and services that the Company provides in the future.

Cost of revenues: Cost of revenues decreased by approximately $367,000 from $593,000 for the nine months ended September 30, 2017 to $226,000 for the nine months ended September 30, 2018 due to lesser revenues generated from General Contracting services in the Company’s migration to Green Energy Projects. Upon the successful launch and completion of the Company’s Waste to Energy facility and the increase in the Company’s Solar shelters and other improvements in the Company’s advertising performance, the Company’s Cost of Revenues may increase.

Operating Expenses: Operating expenses increased by approximately $666,000 from $723,000 for the nine months ended September 30, 2017 to $1,389,000 for the nine months ended September 30, 2018 due materially to increases in professional fees and other general and administrative costs associated with developing the Company’s various initiates including its Medical Waste to Energy project and other revenue generating projects under review by management.

Other (Income) Expenses: Other (Income) Expenses increased by approximately $188,000 from $73,000 for the nine months ended September 30, 2017 to $261,000 for the nine months ended September 30, 2018 as a result of greater amounts of interest expense as a result of the issuance of convertible debt and other capital related events. Given the Company’s financing requirements in developing its new business models, the Company’s other (income) expenses may increase over time as the Company explores the use of additional debt financing.

Net Loss: As a result of the above, Net Loss increased approximately $1,117,000 from approximately $322,000 for the nine months ended September 30, 2017 to $1,439,000 for the nine months ended September 30, 2018.

Continuing Operations, Liquidity and Capital Resources

As of September 30, 2018, we had a working capital deficit of approximately $2.5 million. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

During the nine months ended September 30, 2018, we used approximately $625,000 in operatng activities driven materially from our operating loss offset by non-cash expenses.

During the nine months ended September 30, 2017, we used approximately $25,000 in investments activities driven materially from investments in other assets.

During the nine months ended September 30, 2018, we received approximately $693,000 from financing proceeds driven materially from the sale of common stock, convertible debt, and offset slightly from the repayment of vehicle installment notes as compared to approximately $99,000 in proceeds provided by financing activities for the period ending September 30, 2017, reflecting the proceeds from related parted advances offset slightly by the repayment of vehicle installment notes.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and (c) that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting principally due to the following:

●	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions and therefore there is lack of segregation of duties.

●	An outside consultant assists in the preparation of the annual and quarterly financial statements and partners with the Company to ensure compliance with US GAAP and SEC disclosure requirements.

●	Outside counsel assists the Company and external attorneys to review and editing of the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

At such time as the Company raises additional working capital it plans to add staff, initiate training, add additional subject matter expertise in its finance area so that it may improve it processes, policies, procedures, and documentation of its internal control processes.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2018, the Company issued 668,324 shares to parties as settlement for accounts payable through our wholly owned subsidiary, Sun Pacific Power Corp. The shares were issued at $0.10 and the Company relied upon Section 4(a)(1) in issuing the shares.

During the nine months ended September 30, 2018, the Company sold 1,230,00 shares of common stock for cash of $173,000.

In April 2018, the Company issued a convertible promissory note in the amount of $175,000.00 (the “EMA Note”) to EMA Financial, LLC (“EMA”). The EMA Note has a term of twelve (12) months, has an interest rate of 10% per annum and may be prepaid at a premium as follows: a) 10% if paid within thirty (30) days; b) 15% if paid within sixty (60) days; c) 20% if paid within 90 days; or d) 30% if paid within one hundred twenty (120) days. Per the terms of the EMA Note, EMA may convert any portion of principal and/or interest into shares of common stock of the Company at rate equal to the lower of either a) 60% of the lowest sale price during the eighteen (18) previous consecutive trading days or b) $0.001 per share unless i) the price of the common stock drops below $0.07 per share, but is above $0.03, then $0.05 per share; ii) the price of the common stock drops below $0.03, then $0.0001. As part of the transaction, EMA further purchased warrants to purchase 6,307,000 at a price of $0.111 per share. The Warrants have a cashless exercise, whereby EMA may receive a number of shares equal to the quotient of the market price minus the exercise price, divided by the number of warrants exercised, divided by the exercise price. The EMA note and the warrant were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

In May 2018, the Company issued a convertible promissory note in the amount of $175,000.00 (the “Auctus Note”) to Auctus Fund, LLC (“AUCTUS”). The AUCTUS Note has a term of twelve (12) months, has an interest rate of 10% per annum and may be prepaid at a premium as follows: a) 10% if paid within thirty (30) days; b) 15% if paid within sixty (60) days; c) 20% if paid within 90 days; or d) 30% if paid within one hundred twenty (120) days. Per the terms of the AUCTUS Note, AUCTUS may convert any portion of principal and/or interest into shares of common stock of the Company at rate equal to the lower of either a) 60% of the lowest sale price during the eighteen (18) previous consecutive trading days or b) $0.001 per share unless i) the price of the common stock drops below $0.07 per share, but is above $0.03, then $0.05 per share; ii) the price of the common stock drops below $0.03, then $0.0001. As part of the transaction, AUCTUS further purchased warrants to purchase 397,727 at a price of $0.111 per share. The Warrants have a cashless exercise, whereby AUCTUS may receive a number of shares equal to the quotient of the market price minus the exercise price, divided by the number of warrants exercised, divided by the exercise price. The AUCTUS note and the warrant were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

The Company received net proceeds of approximately $350,000 intended for working capital and administrative costs.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended September 30, 2018, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

Sun Pacific Holding Corp.

Date: November 14, 2018	By:	/s/ Nicholas Campanella
Nicholas Campanella
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

