Form 10-K
period 2018-12-31
Sun Pacific Holding Corp.
filed 2019-04-04
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of December 31, 2018, the last business day of the Registrant’s most recently completed fiscal year, the market value of our common stock held by non-affiliates was $346,433, which is based on the closing price of such common equity, as of the last practical business day of the registrant’s most recently completed fiscal year of $0.0106.

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of April 3, 2019 was 119,816,697.

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

PART I

Item 1. Business

Company Overview

Utilizing managements history and contacts in general contracting, coupled with our subject matter expertise and intellectual property (“IP”) knowledge of solar panels and other environmentally friendly technologies, Sun Pacific Holding (“the Company”) is focused on building a “Next Generation” green energy company. The Company offers competitively priced “Next Generation” solar panel and lighting products by working closely with design, engineering, integration and installation firms in order to deliver turnkey solar and other energy efficient solutions. We provide solar bus stops, solar trashcans and “street kiosks” that utilize advertising offerings that provide State and local municipalities with costs efficient solutions. We provide general, electrical, and plumbing contracting services to a range of both public and commercials customers in support of our goals of expanding our green energy market reach. In conjunction with these general contracting services and as part of our effort to expand our green energy marketplace, we have recently started the process to develop and build out a Waste to Energy plant in the State of Rhode Island. A facility that we believe may have the ability to handle medical waste in the Northeast Corridor of the United States of America.

Currently, the Company has six (6) subsidiary holdings. Sun Pacific Power Corp which was the initial company that specialized in solar, electrical and general construction, Bella Electric, LLC that in conjunction with the Company operates our electrical contracting work. Bella Electric, LLC is a Pennsylvania limited liability company. The Company also formed Sun Pacific Security Corp., a New Jersey corporation. Currently the Company has not begun operations in the security sector but is reviewing plans to provide residential and commercial security solutions, including installation and monitoring. The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on plumbing operations in the New Jersey and Pennsylvania areas. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” MedRecycler, LLC, is a wholly owned subsidiary duly formed in the state of Nevada. MedRecycler, LLC was created in 2018 to act as a holding company for potential waste to energy projects. MedRecycler, LLC, currently owns 51% of MedRecycler RI, Inc. a Rhode Island Corporation. MedRecycler RI, Inc. was created for the Medical Waste to Energy facility that the Company is attempting to finance and operate in West Warrick, Rhode Island.

As of today, our principal source of revenues is derived from Street Smart Outdoor Corp. operations in the outdoor advertising business with contracts in place in Rhode Island and Tallahassee, Florida, along with some other minor contracting work. We are currently in negotiations with a nationally known outdoor advertising firm to manage and expand our operations, either through a joint venture, partnership, and or a management arrangement as a result of the company’s insufficient working capital and as an option to allow for the expansion of our technologies and or contracts by working with other parties that can bring management expertise and or other resources that may allow us to further optimize our growth strategies.

Sun Pacific Power Corp. continues to make bids for construction projects throughout the Northeast region. However, as of today, we have limited operations in Sun Pacific Power Corp.

Bella Electric, LLC and Sun Pacific Security Corp. have generally ceased operations, but we maintain the subsidiaries in case we find opportunities to relaunch our operations.

MedRecycler, LLC, a wholly owned subsidiary of Sun Pacific Holding Company currently holds fifty one percent (51%) of MedRecycler-RI, Inc., a corporation formed in the state of Rhode Island for the development of waste to energy projects in the state of Rhode Island. Currently, MedRecycler-RI, Inc. has entered into an Indenture of Trust in the amount of $6,025,000.00 as bridge financing for a project in West Warwick, Rhode Island (the “Rhode Island Project”). The original plan was for a facility in Johnston, Rhode Island, but through our negotiations, determined that the West Warwick location was more suitable. The Indenture of Trust has been secured by all equity holdings in MedRecycler-RI, Inc., all personal holdings of equity in the Company held by Nick Campanella, our CEO and member of the Board of Directors. Mr. Campanella has further pledged personal property located in Manapalan in excess of $1,000,000. Payment for the Indenture of Trust is further guaranteed by the Company and Street Smart Outdoor Corp. Currently, MedRecycler-RI, Inc. has entered into a lease agreement in West Warwick, Rhode Island, has taken preliminary steps to order the equipment and is beginning to engage specialists and staff for building out the Rhode Island Project. In order to secure actual operations of the Rhode Island Project, we estimate that MedRecycler-RI, Inc. must still secure a minimum of $14,500,000 in long term financing. MedRecycler-RI, Inc. is currently negotiating with the state of Rhode Island and potential bond financiers to secure the long financing for the Rhode Island Project. Although we anticipate, assuming the long-term financing is secured, the Rhode Island Project may be fully operation as early as the fourth quarter of 2019. Initially, all operational earnings will be earmarked for interest, principal repayment, and the fulfillment of other covenants of the long term financing, As we have not secured long term financing, we can make no statement regarding the long term success of the Rhode Island Project, though, even in a best case scenario, the Rhode Island Project may not be cash flow positive until fully operational and proceeds fulfill covenants under the terms of the yet to be finalized debt financing. Through MeRecycler, LLC, the Company owns fifty-one percent (51%) of MedRecycler-RI, Inc., which was pledged by the Company to Mr. Campanella pursuant to a forbearance agreement related to debts owed to Mr. Campanella. The remaining forty nine percent (49%) of MedRecycler-RI, Inc. is held by Nicholas Campanella, personally, Marmac Corporate Advisors, LLC, and Eilers Law Group, P.A., holding thirty nine percent (39%), eight percent (8%), two percent (2%), respectfully. Mr. Campanella received his ownership as consideration for his personal pledges securing the Indenture of Trust, Marmac Corporate Advisors, LLC and Eilers Law Group, P.A. received their respective ownership as consideration for efforts and services performed. One hundred percent (100%) of the ownership of MedRecycler-RI, Inc. has been pledged to bridge financing, including any pledge rights held by Mr. Campanella in MedRecycler, LLC.

Currently, the Company has been and is insolvent. Over its history and to augment the Company’s strategy, it has sought out partnerships and other arrangements with professionals and companies at the operating subsidiary level to counter its insolvent state. It will continue to look for opportunities that will allow it to partner with others in the form of debt and or equity and other contributions at the subsidiary level, and where possible attempt to keep control of at least fifty one percent (51%) of those subsidiaries. While it will also look for the means to correct its insolvent state at the holding company level, given its current negative economic condition, many parties continue to prefer to work with the Company at an operational subsidiary level. The Company is currently exploring other equity and or debt opportunities to correct its overall insolvent state. Although we continue operations through our subsidiary holdings, revenues generated do not produce cash flows sufficient to meet our basic capital requirements. In order to meet our reporting requirements alone, we will have to seek additional capital through debt or equity financing and/or request deferred payment or other in-kind payments for services. Street Smart Outdoor is undercapitalized making expansion of our advertising products highly unlikely. Neither the Company nor Street Smart Outdoor have secured additional financing to support operations. We are attempting to partner or otherwise develop a capital strategy to allow us to grow the outdoor advertising business that includes financing outdoor structures with other parties, in which we arrange financing arrangements, and we continue to look for other professional organizations that we can partner with in expanding our contracts. Our Rhode Island Project currently represents a liability of over $6,000,000 and has yet to commence. It will require additional financing, we estimate, of not less than $8,500,000 to complete the build out of phase one for the facility and $14,500,000 if you include consolidating the current $6,000,000 short term indenture. We have plans upon the successful launch of our phase one to double the capacity of the facility, which will require additional financing. MedRecycler-RI, Inc. has yet to secure any additional financing. Failure to be successful with Rhode Island Project could lead to bankruptcy of the Company.

Strategic Vision

Our objective is to grow our business profitably as a premier green energy-based provider of both product and services to the public and private sectors. We are working to deploy our strategy in building upon our general and other contracting expertise in conjunction with our intellectual property and subject matter expertise in green energy that may allow us to grow a group of profitable business lines in solar, waste to energy, efficient lighting, and other unique energy related areas.

Recent advances in a multitude of different yet converging technologies have significantly improved the ability to integrate energy efficient products and solutions into infrastructure related projects. These technological advances decrease the requirements needed to jointly operate a multitude of differing assets, devices, and tools that create new ways to integrate evolving new technologies. This technological change and convergence in energy efficient devices, integrated communications among devices, and societal needs to more effectively and environmentally friendly handle the removal of waste, we believe presents a significant opportunity for us in providing and supporting simple to complex integrated solutions.

Our challenges continue to be reaching critical mass in our solar shelter business, expanding into other green energy related projects, completion of the Rhode Island Project and securing operational capital. Except for the bridge financing for the Rhode Island Project, we do not have any existing financing arrangements in place. While the Company has never been adequately funded from inception, the Company has attempted to use debt, equity, and other opportunistic in-kind compensation to further the Company’s strategic vision.

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

Our marketing strategy is to build our brand and increase market awareness of our products, services, and solutions in our target markets and to generate qualified sales leads that will allow us to successfully build strong relationships with key decision makers. We plan to use partnerships and other business arrangements to augment our marketing and sales reach in both our outdoor advertising, construction, and waste to energy business.

Clients

We derive a significant amount of our revenues from contracts funded by state governments and large organizations that we provide contracting services for which we act in capacity as the prime contractor, or as a subcontractor. Our client base is located predominantly in the North East region of the U.S. Historically, we have derived, and may continue to derive in the future, a significant percentage of our total revenues from a relatively small number of contracts. Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer would have a material adverse effect on our results of operations. In future periods, we will continue to focus on diversifying our revenue by increasing the number of our customer contracts and seeking out partnerships that will allow us to increase our customer reach beyond our limited reach.

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

MedRecycler, LLC has filed for trademark protection for its name and logo. The application is currently pending.

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

Employees

As of December 31, 2018, we had approximately 10 full-time employees. We periodically engage additional consultants and employ temporary or full-time employees as needed. Potential employees possessing the unique qualifications required are readily available for both part-time and full-time employment. The primary method of soliciting personnel is through recruiting resources directly utilizing all known sources including electronic databases, public forums, and personal networks of friends and former co-workers.

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

Item 1A. Risk Factors

Generally, as a smaller reporting company, we are permitted to omit risk factors. However, we believe the following Risk Factors are material to our business. These do not encompass all risks related to our operations.

You should carefully consider the risks described below together with all of the other information included in this annual report before making an investment decision with regard to our securities. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment. In addition to the other information provided in this prospectus, you should carefully consider the following risk factors in evaluating our business before purchasing any of our common stock.

Risks Related to Our Financial Condition

Since our inception, we have been insolvent and have required debt and equity financing to maintain operations.

Since our inception, we have failed to create cashflows from revenues sufficient to cover basic costs. As a result, we have relied heavily on debt and equity financing. Equity financing, in particular, has created a dilutive effect on our common stock, which has hampered our ability to attract reasonable financing terms. For the foreseeable future, we will continue to rely upon debt and equity financing to maintain operation of the Company and its subsidiaries.

We have generated minimal revenues from operations, which makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

As of December 31, 2018, we had generated insufficient revenues. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Our projections are based upon our best estimates on future growth. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues, or expenses. If we make poor budgetary decisions as a result of unreliable data, we may never become profitable or incur losses, which may result in a decline in our stock price.

There is substantial doubt about our ability to continue as a going concern and if we are unable to generate significant revenue or secure additional financing, we may be unable to implement our business plan and grow our business.

We are an emerging growth company and are in the process of selling and developing our products. Consequently, we have not generated enough revenues as of the date of this prospectus. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during the remainder of fiscal 2019. Our independent registered public accounting firm has indicated in their report that these conditions raise substantial doubt about our ability to continue as a going concern for a period of 12 months from the issuance date of this report. The continuation of our business as a going concern is dependent upon the continued financial support from our stockholders.

There is uncertainty regarding our ability to grow our business to a greater extent than we can with our existing financial resources, also described above, without additional financing. We have no agreements, commitments, or understandings to secure additional financing at this time. Our long-term future growth and success is dependent upon our ability to continue selling our products and services, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to continue selling our products and services, generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our ability to grow our business to a greater extent than we can with our existing financial resources, also described above.

Expenses required to operate as a public company will reduce funds available to implement our business plan and could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

Operating as a public company is more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be costlier than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements. We anticipate that the cost of SEC reporting will be approximately $100,000 annually. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the OTCQB, or if we have secured a qualification, we may lose the qualification and our securities would no longer trade on the OTCQB. Further, if we fail to meet these obligations and consequently fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosure available in quarterly, annual reports and other required SEC reports that would be otherwise publicly available leading to increased difficulty in selling their stock due to our becoming a non-reporting issuer.

Our common stock trades below $0.01 and is substantially at risk of being delisted from the OTCQB Tier.

OTC Markets requires, amongst other things, that in order to qualify for OTCQB listings, an issuer have their common stock trade above $0.01 per share. If the bid price closes below $0.01 for 30 consecutive days, an issuer will be notified of their bid price deficiency and has a 90-day cure period, where by the stock’s closing bid price must be greater than $0.01 for 10 consecutive days. On February 5, 2019, we received notice of our bid price deficiency from OTC Markets, giving us until May 6, 2019 to cure the bid price deficiency. If we fail to cure, we will be dropped to the OTCPink tier. This could adversely affect the Company and our ability to raise funds through equity financing as OTCPink listings are generally deemed to have a greater risk. In addition, our shareholders face the risk that in order to cure the bid price deficiency, the Board of Directors may recommend a reverse stock split to the shareholders. As Nicholas Campanella has a majority of the voting rights, such recommendation would likely be affirmed which could result in the risk of greater dilution to the value of our shareholders.

Risks Related to Our Business

We rely on our Chief Executive Officer to operate our business. The loss of our Chief Executive Officer could have a material adverse effect on our business.

Our operations are highly dependent upon the efforts of our Chief Executive Officer, Nicholas Campanella. The success of our Company is heavily reliant upon the efforts and resources of Nicholas Campanella. The loss of our Chief Executive Officer would have a material adverse effect on our business, financial condition, and results of operations, particularly if we are unable to hire or relocate and integrate suitable replacements on a timely basis or at all. Further, in order to continue to grow our business, we will need to expand our senior management team. We may be unable to attract or retain these persons. This could hinder our ability to grow our business and could disrupt our operations or otherwise have a material adverse effect on our business.

We are unable to attract additional management personnel and members to our Board of Directors.

Due to our insolvency, we are unable to dedicate any amount of cashflows to executive salaries and/or directors’ and officers’ insurance, therefore we are unable to attract additional executive personnel or Board Members. Until we can secure, at a minimum directors’ and officers’ insurance, the executive duties shall remain with our Chief Executive Officer.

The current ownership has the effect of concentrating voting control with our Chief Executive Officer and his family; this limits our other stockholders’ and your ability to influence corporate matters.

Nicholas Campanella currently holds 12,000,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 125 votes per share. As a result, Nicholas Campanella has 1,500,000,000 voting rights. As a result of this concentration of voting power, Nicholas Campanella will have significant influence over the management and affairs of the Company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as mergers or other sales of the Company or our assets, for the foreseeable future. This concentration of voting control will limit your ability to influence corporate matters and could adversely affect the market price of our Common Stock once a market is established.

Our director and officer, Nicholas Campanella will control and make corporate decisions that may differ from those that might be made by the other shareholders.

Due to the controlling amount of their share ownership in our Company, Nicholas Campanella will have a significant influence in determining the outcome of all corporate transactions, including the power to prevent or cause a change in control. His interests may differ from the interests of other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Our director and officer, Nicholas Campanella, holds substantial debt that is convertible into common stock, resulting in even greater control over the Company.

Nicholas Campanella holds convertible promissory notes in excess of $600,000, making Nicholas Campanella the largest creditor of the Company. The convertible promissory notes are convertible into common stock at rate of a 50% discount to market. Our current market cap is lower than $400,000. If Nicholas Campanella were to either convert his promissory notes or foreclose upon the limited assets of the Company, we would likely have to file for bankruptcy.

Item 2. Properties

We currently lease 2,510 square feet at 215 Gordons Corner Road, Manalapan, NJ, 07726 under a five (5) year lease that commenced on March 15, 2017 for approximately $43,000 per annum with 2.5% annual scheduled rent increases. We believe we can obtain additional facilities required to accommodate projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that we will be able to do so. Currently, our Gordons Corner Road office is headquarters for all our subsidiary operations. MedRecycler-RI, Inc. has entered into a lease for the Rhode Island Project at 1600 Division Road, West Warwick, RI, 02893. The lease is for ten (10) years, commencing on March 1, 2019 for approximately $192,668.00 per annum, increasing annual at a rate of five percent (5%). The space leased is approximately 48,000 square feet.

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

There is no material bankruptcy, receivership, or similar proceeding with respect to the Company or any of its significant subsidiaries. However, given the Company’s insolvency, there is a high risk that the Company may be forced to file for bankruptcy if the Company is unable to meet its capital requirements in 2019.

The are no proceedings which any director, officer, or affiliate of the Company, any owner of record or beneficially of more than five percent (5%) of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has any material interest adverse to the Company or any of its subsidiaries. However, several shareholders have threatened derivative suit against our Board of Directors. As of the date of this filing, no formal suit has been filed.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The high and low per share closing sales prices of the Company’s stock on the OTC Markets (ticker symbol: SNPW) for each quarter for the years ended December 31, 2018 and 2017 were as follows:

Quarter Ended	High	Low

March 31, 2017	0.98	0.32
June 30, 2017	0.35	0.11
September 31, 2017	0.38	0.05
December 31, 2017	0.35	0.11
March 31, 2018	0.138	0.12
June 30, 2018	0.0635	0.0575
September 31, 2018	0.0325	0.0275
December 31, 2018	0.0145	0.0106

On February 5, 2019, the Company received notice of a bid price deficiency from OTCMarkets. We have until May 6, 2019 to cure the bid price deficiency or risk being downlisted to the OTCPink tier.

Holders of our Common Stock

As of March 28, 2019, there were approximately 569 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is VStock Transfer.

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

Our Series C Preferred Stock holders were to be paid an annual dividend in the amount of $0.125 per year, for a total of $0.25, over an eighteen (18) month term, from the date of issuance (the “Commencement Date. Dividend payments shall be payable as follows: (i) dividend in the amount of $0.0625 per share of Series C Preferred Stock at the end of each of the third quarter and fourth quarter of the first twelve (12) months of the twenty-four (24) month period after the Commencement Date; and (ii) dividend in the amount of $0.03125 per share of Series C Preferred Stock at the end of each of the four quarters of the second twelve (12) months of the twenty-four (24) month period after the Commencement Date. The source of payment of the dividends will be derived from up to thirty-five percent (35%) of net revenues (‘‘Net Revenues”) from the Street Furniture Division of the Corporation following the seventh (7th) month after the Commencement Date. To the extent the amount derived from the Net Revenues of the Street Furniture Division is insufficient to pay dividends of Series C Preferred Stock, if a sufficient amount is available, the next quarterly payment date the funds will first pay dividends of Series C Preferred Stock past due. As of today’s date, no dividend payments have been made. 275,000 shares of Series C Preferred Stock were originally issued as Series B Preferred Stock of Sun Pacific Holding Corp. and all dividend payments have ceased, leaving only accrued payments due.

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

On February 20, 2018, the Company issued 1,250,000 shares of common stock to Nicholas Campanella for services. On the same date, 100,000 shares of common stock were issued pursuant to 2 subscription agreements purchasing shares at a rate equal to $0.20 per share.

On May 5, 2018, the Company issued 668,324 shares of common stock for settlement of services previously provided.

On May 8, 2018, the Company issued 880,000 shares pursuant to subscription agreements purchasing shares of common stock at a rate of $0.20 per share.

On November 13, 2018, the Company issued 620,000 shares of common stock pursuant to conversions of certain convertible promissory notes at an average price of $0.013 per share.

On November 27, 2018, the Company issued 250,000 shares of common stock pursuant to conversion of a portion of a convertible note at a price of $0.012 per share.

On December 6, 2018, the Company issued 500,000 shares of common stock pursuant to a conversion of a portion of a convertible promissory note at a price of $0.005 per share.

On December 10, 2018, the Company issued 1,000,000 shares of common stock pursuant to a conversion of a portion of a convertible promissory note at a price of $0.0068 per share.

On December 26, 2018, the Company issued 1,300,000 shares of common stock pursuant to a conversion of a portion of a convertible promissory note at a price of $0.005 per share.

On December 31, 2018, the Company issued 500,000 shares of common stock pursuant to a conversion of a portion of a convertible promissory note at a price of $0.0044 per share.

In connection with the reverse merger, the Company issued 2,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock automatically converted into 30,856,553 shares of common stock after giving effect to the reverse stock split that occurred on October 3, 2017.

The issuances of the above shares of common stock were exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(a)(2) thereto as isolated transactions not involving a public offering. Following the issuances and as of the date of this filing, the Registrant has a total of 114,378,697 shares of common stock issued and outstanding.

All the offers and sales of securities listed above were made to accredited investors. The issuance of the above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Repurchases of Equity Securities

We repurchased no shares of our Common Stock during the year ended December 31, 2018.

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

Organizational Overview

Utilizing managements history and contacts in general contracting, coupled with our subject matter expertise and intellectual property (“IP”) knowledge of solar panels and other environmentally friendly technologies, Sun Pacific Holding (“the Company”) is focused on building a “Next Generation” green energy company. Currently, the Company has six (6) subsidiary holdings with our principal executive offices located at 215 Gordon’s Corner Road, Suite 1a, Manalapan NJ 07726.

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

Going Concern

The Company has an accumulated deficit of $6,649,017 as of December 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. As of December 31, 2018, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At December 31, 2018, none of the Company’s cash balances were in excess of federally insured limits.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts totaled $145,155 and $118,221 as of December 31, 2018 and 2017, respectively.

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

Property and equipment

Property and equipment are stated at cost. Additions and improvements that significantly add to the productive capacity or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over three to five years for vehicles and five to ten years for equipment. Leasehold improvements are amortized over the lesser of the estimated remaining useful life of the asset or the remaining lease term.

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

Revenue recognition

100% of the Company’s revenue for the years ended December 31, 2018 and 2017, is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as defined by Topic 606, as amended.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. This standard replaced most existing revenue recognition guidance and is codified in FASB ASC Topic 606. Effective January 1, 2018, the Company adopted ASU No. 2014-09 using the modified retrospective method. Under the new guidance, the Company recognizes revenue from contracts based on the Company’s satisfaction of distinct performance obligations identified in each agreement. The adoption of the guidance under ASU No. 2014-09 did not result in a material impact on the Company’s consolidated revenues, results of operations, or financial position. As part of the implementation of ASC 606 the Company must present disaggregation of revenues from contracts with customers into categories that depict how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. Quantitative disclosures on the disaggregation of revenue are as follows:

	2018	2017
Outdoor Advertising Shelter Revenues	276,591	85,157
Contracting Service Revenues	308,059	1,167,518
	584,650	1,252,675

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the years ended December 31, 2018 and 2017, basic and diluted loss per share are the same as the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the years ended December 31, 2018 and 2017, the following potential shares have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive:

	2018	2017
Convertible Debt	201,542,064	18,596,912
Warrants	8,324,757	1,020,000
	209,866,791	19,616,912

Recent Accounting Pronouncements

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) - This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures, which we are currently evaluating. It is effective for annual and interim reporting periods beginning after December 15, 2017. The Company adopted this standard effective January 1, 2018, with no impact on its results of operations and financial condition.

ASU No. 2016-02, Leases (Topic 842) - This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the potential impact of this standard on its financial position, but we do not expect a material impact on its results of operations and financial condition.

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

Results of Operations for the Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

Revenues

During the year ended December 31, 2018, revenues decreased by $668,025, from $1,252,675 for the year ended December 31, 2017 to $584,650 in 2018, due to the migration away from General Contracting services towards the development of Green Energy Projects including the sale of Solar powered shelters and other energy related projects. The Company has entered into revenue sharing agreements with the City of Tallahassee and the State of Rhode Island Transportation Authority and the State of New Jersey and others to provide and manage approximately up to 1,700 Solar powered shelters and other related products for a period of up to Ten (10) years that may include providing WiFi Signal Boosters and Advertising in conjunction with the shelters and other related other outdoor related products. Depending upon the timing of installation and advertising revenue generated per shelter and or other advertising-based product, the Company’s Revenue may increase materially from this green energy offering.

In the first quarter of 2019, the Company, through its subsidiary, MedRecycler, Inc., has secured bridge financing of $6,025,000 to begin building out its waste to energy facility in West Warwick, Rhode Island. Depending upon the successful completion of raising the necessary capital and completing the facility timely, revenues may also increase materially from this additional green energy offering. However, any profits will be initially dedicated to servicing the debt load, paying principal, and building reserves under to be determined covenants for the project. These items along with other revenue generating opportunities under review by the Company may cause dramatic shifts in the Company’s comparative revenue profile of the products and services that the Company provides in the future.

Cost of Revenues

During the year ended December 31, 2018, cost of revenues decreased by $439,310, from $750,802 for the year ended December 31, 2017 to $311,492 in 2018, due to lesser revenues generated from General Contracting services in the Company’s migration to Green Energy Projects. Upon the successful launch and completion of the Company’s Waste to Energy facility and the increase in the Company’s Solar shelters the Company’s Cost of Revenues may increase on an absolute basis, in particular for the Waste to Energy facility.

Operating Expenses

During the year ended December 31, 2018, operating expenses increased by $127,785, from $1,432,783 for the year ended December 31, 2017 to $1,569,796 in 2018 due to an increase in professional fees and general and administrative costs. However, this was offset by reductions in wages and compensation, rent and insurance costs.

Other (Income) Expenses

During the year ended December 31, 2018, Other Expenses decreased by $815,030 from $1,283,456 for the year ended December 31, 2017 to $478,843 in 2018. Due primarily to a loss on settlement of accrued salaries in 2017, offset by increased interest expense in 2018, resulting from the amortization of debt discounts in 2018.

Net Loss

As a result of the above, Net Loss decreased $458,530 from $2,214,366 for the year ended December 31, 2017 to $1,755,837 in 2018.

Liquidity and Capital Resources

Net Working Capital

We have, since inception, financed operations and capital expenditures through the sale of stock and convertible notes and debt. Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, and unbilled receivables.

At December 31, 2018, we had a net working capital deficit of approximately $2,866,303 compared to $1,933,619 at December 31, 2017. We relied on proceeds from the sale of common stock, convertible promissory notes and advances from related parties throughout fiscal 2018.

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

Generally, the Company has insufficient capital to maintain operations. Cashflows from operations of the Company and all its subsidiary holdings will not sustain the Company’s operations, let alone its filing requirements, unless there is substantial influx of cash flow through either debt and/or equity financing.

Cash Flows from Operating Activities

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. Fixed costs such as labor, direct materials, and office rent represent a significant portion of the Company’s continuing operating costs.

For the year ended December 31, 2018, net cash used in operations was approximately $758,069 driven by current year operating loss, offset primarily by non-cash expenses for the loss on settlement of accrued officer compensation, accrued expenses, an increase in accounts payable, and loss on the conversion of debt.

For the year ended December 31, 2017, net cash used in operations was approximately $823,000 driven by current year operating loss, offset primarily by non-cash expenses for the loss on settlement of accrued officer compensation, and stock issued for services.

Cash Flows from Investing Activities

For the year ended December 31, 2018, no cash was provided by investing activities.

For the year ended December 31, 2017, cash provided by investing activities was approximately $2,500 from the sale of equipment.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and proceeds from capital raise transactions.

For the year ended December 31, 2018, cash provided by financing activities was approximately $707,181 from the sale of common stock, sale of convertible notes, project financing obligations, and advances from officers, offset by repayments of vehicle loans.

For the year ended December 31, 2017, cash provided by financing activities was approximately $786,000 from the sale of common stock and advances from related parties, offset by repayments of vehicle loans.

At December 31, 2018, there were no material commitments for additional capital expenditures, but that could change with the addition of material contract awards, along with the potential commitments from the Company’s Medrecycler-RI, Inc. ongoing efforts to develop a Waste to Energy project in 2019.

In the short term, we must raise additional capital through debt or equity financing to support our business operations and grow our business. Over the long term, we must successfully execute our growth plans to increase profitable revenue and income streams to generate positive cash flows to sustain adequate liquidity without impairing growth initiatives or requiring the infusion of additional funds from external sources to meet minimum operating requirements. We may need to raise additional capital to fund our operations and there can be no assurance that additional capital will be available on acceptable terms or at all.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting principally due to the following:

-	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only one officers with management functions and therefore there is lack of segregation of duties.

-	An outside consultant assists in the preparation of the annual and quarterly financial statements and partners with the Company to ensure compliance with US GAAP and SEC disclosure requirements.

-	Outside counsel assists the Company in the external attorneys to review and editing of the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Executive	Age	Position
Nicholas Campanella	54	Chairman of the Board, Chief Executive Officer and Director
William Singer *	47	(Former) President and Director
Vincent Randanzzo	57	Director
Sumair Mitroo**	52	(Former) Director

*William Singer resigned from the Board on May 30, 2018, as evidenced by Form 8-K filed on June 6, 2018

** Sumair Mitroo was removed from the Board on January 31, 2019 pursuant to the Bylaws of the Company as evidenced by Form 8-K filed on February 6, 2019.

Nicholas Campanella, Director, CEO, and President is the founder of Sun Pacific Power Corp. and has been its President and a director since its inception in 2009. Mr. Campanella has been a serial entrepreneur. He has managed, owned, and led a number of companies in the development, contracting, insurance and manufacturing industries. From 1996 until 2015 he was the President of CGA Associates, an insurance brokerage company. From 2005 until 2009 he was the President of Northwoods Manufacturing and from 2004 to the present he is the President of Triplet Square, a real estate development company. Prior to 2004 he held positions of Vice President and Account Executive in the insurance industry. He has also served in many roles in community service including as an environmental commissioner and as the chairman of the economic development committee, along with serving as the Grand Knight for the Knights of Columbus. Mr. Campanella attended New York Institute of Technology in 1984, where he majored in Business Management.

Vincent Randazzo, Director was recently appointed to the Board of Directors of Sun Pacific Holding Corp. because of his management experience with manufacturing operations and financial reporting. Mr. Randazzo received his Bachelor of Science in Business Administration from Saint Francis College. Mr. Randazzo started his career as an accounting clerk for Agip, USA. Thereafter, he quickly became a Manager of General Accounting for Time Warner Corporation rising to Plant Manager within 10 years with the company. In 1998, Mr. Randazzo joined I.L Walker, Inc., a folding carton manufacturing operation, as Vice President/General Manager. I.L. Walker, Inc. at the time had annual sales of $23,000,000. Mr. Randazzo was responsible for 155 employees, initiated new manufacturing and quality standards. Based on his experience with I.L. Walker, Inc., in 2001, Mr. Randazzo started his own firm, Zapp Packaging, Inc. driving sales from $1,500,000 the first year of operations to $15,000,000 in 2005 when he sold the company. In 2006, Mr. Randazzo joined MyPrint a division of e-Tools Corporation as V.P. of Operations until he was appointed C.E.O. in 2007, where he remains today. Mr. Randazzo’s experience brings expertise in building and growing businesses.

William Singer, (Former) President and Director was appointed to the Board of Directors in April 2017. In 1991, Mr. Singer started Bill’s Bus, LLC, a bus transportation service providing routes between Isla Vista, California and Santa Barbara, California. Mr. Singer sold the business in 2007. After selling Bill’s Bus, LLC, Mr. Singer joined Navellier Select, LLC a Fund of Funds operation. Navellier was sold in 2009 to Genesis. In 2010, Mr. Singer joined TruConnect, LLC, a prepaid mobile broadband business as President, which was sold to a private equity firm. Since 2013, Mr. Singer has created Pride Wireless, Inc., a phone service for the LGBTQ community in conjunction with T-Mobile. He currently sits as President for Montecito Investments, LLC, a private investment and sales consulting firm and Summerland Advisors, LLC a wealth management firm. Mr. Singer also sits as Vice President of Life Clips, Inc. (LCLP:OTCQB), a publicly traded company selling Mobeego, a onetime use emergency battery for cell phones.

Sumair Mitroo, (Former) Director was appointed to the Board of Directors in April 2017. Mr. Mitroo brings an impressive range of education, research, and proven business experience to the Company. He graduated with a degree in Chemistry from Case Western Reserve University (CWRU). From 1993 to 1995, Mr. Mitroo started in sales in the medical supplies industry with International Medical Supply, Inc. and rose to the rank of V.P. Between 1993 and 1997, Mr. Mitroo spearheaded several joint venture and international license technology collaborations between companies in USA and India as V.P. of Macro International, Inc. From 1998 to 2002, he worked for Geac Computer Corporation (NASDAQ: GEAC; TSE: GAC), and WorldCom/MCI. In 2003, Mr. Mitroo started Mitroo Networks and Communications, Inc., a telecom sales agency involved in providing voice and data solutions for companies worldwide, and in 2004, he started Ashoretree Services, Inc., to help organizations with outsourcing, subcontracting, or in-sourcing their marketing and BPO (Business Process Outsourcing). After starting as in investor in Larasan Pharmaceutical Corp. in 2003, Mr. Mitroo became CEO of Larasan in 2012. He is still currently involved in this role. Mr. Mitroo has been a consultant for business development for several firms.

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

Family Relationships

Nicholas Campanella and Vincent Randazzo are brothers in law. There are no other family relationships among the directors and executive officers of the Company. There is no arrangement or understanding between or among the directors or executive officers of the Company to which a director or executive officer of the Company was or is to be selected as a director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

None of our officers have received compensation in the last two fiscal years.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 4, 2019, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s common stock. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each beneficial owner is c/o Sun Pacific Power Corporation, 215 Gordons Corner Road, Manalapan, New Jersey 07726.

Name	Position	Number of Shares of Common Stock		Percentage of Common Stock (1)

Officers & Directors

Nicholas Campanella	Chairman of the Board. CEO, & Director	33,897,166	(2)	28.29%
Vincent Randanzzo	Director	44,150		*
	Total Owned by all Officers and Directors	33,941,316		28.33%

(1) Applicable percentage ownership is based on 119,816,697 shares of common stock outstanding as of April 3, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of are deemed to be beneficially owned by the person holding such securities for computing the percentage of ownership of such person but are not treated as outstanding for computing the percentage ownership of any other person. Nicholas Campanella, our Chairman and Chief Executive Officer holds 12,000,000 shares of Series A Preferred Stock as of April 3, 2019. The Series A Preferred Stock has voting rights equal to 125 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights. As a result, Mr. Campanella has the equivalent to 1,500,000,000 votes. Therefore, although the officers, directors and beneficial holders of shares greater than 5% of the common stock have voting rights equal to 36.75% of the voting rights of the common stock, this amounts to only 3.67% of the total voting rights available. Mr. Campanella thus has a total of 96.33% of the total voting rights.

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

Vincent Randazzo, our Director, is the brother-in-law of Nicholas Campanella, our Chairman and Chief Executive Office.

On February 7, 2019, MedRecycler-RI, Inc., of which the wholly owned subsidiary of the Company, MedRecycler, LLC, holds fifty one percent (51%), entered into an Indenture of Trust for a Promissory Note in the amount of $6,025,000. Pursuant to the Indenture of Trust, Nicholas Campanella, our CEO and Chairman, provided pledged of personal assets to the note holder, including, real property and all equity ownership in the Company. Mr. Campanella received thirty nine percent (39%) or thirty-nine thousand shares of MedRecycler-RI, Inc. as consideration for his efforts and services in 2019 as well as his agreement to pledge substantial personal assets.

Please refer to Note 7 of the financial statements for details related to related party transactions.

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

The total fees charged by Turner, Stone & Company, LLC in 2018 and 2017 aggregated $29,230 and $4,912, respectively, which includes fees for the 2018 and 2017 audited financial statements and review of the quarterly financial statements for 2018.

	Audit	Taxes	Filings	Oher	Total
2018	$29,230	$-	$-	$-	$29,230
2017	$-	$-	$4,500	$412	$4,912

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibit	Filed

3.1	Amended and Restated Articles of Incorporation filed May 29, 2015	Form 10 October 13, 2015

3.2	Bylaws dated April 5, 2005	Form 10 October 13, 2015

3.3	Designation of Series B and Series C Preferred Stock filed with the state of Nevada on August 11, 2017	Form 8-K August 18, 2017

3.4	Certificate of Amendment filed with the state of Nevada on October 3, 2017	Form 8-K October 13, 2017

3.5	Certificate of Change (Reverse Stock Split) filed with the state of Nevada on October 3, 2017	Form 8-K October 13, 2017

10.1	The Acquisition Agreement between the Company and Sun Pacific Power Corp., dated August 16, 2017	Form 8-K August 29, 2017

10.2	The Spinoff Agreement with the Company, Randy Romano, and Vaughan Dugan, dated August 24, 2017	Form 8-K August 18, 2017

10.3	The Forbearance Agreement between the Company and Nicholas Campanella, dated January 11, 2019.	Form 8-K January 14, 2019

10.4	Guarantee of Payment and Performance between the Company and UMB Bank, N.A., date February 7, 2019	Form 8-K February 11, 2019

10.5	Extension of Forbearance Agreement between the Company and Nicholas Campanella, dated April 3, 2019	Herein

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herein

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herein

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Pacific Power Corp.

Date: April 4, 2019	By:	/s/ Nicholas Campanella
	Name:	Nicholas Campanella
	Title:	Chairman of the Board of Directors, & Chief Executive Officer (Principal Executive Officer)

Date: April 4, 2019	By:	/s/ Nicholas Campanella
	Name:	Nicholas Campanella
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on April 1, 2019 on behalf of the registrant and in the capacities indicated.

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
Vincent Randanzzo

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders Sun Pacific Power Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sun Pacific Power Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

April 4, 2019

We have served as the Company’s auditor since 2017.

SUN PACIFIC HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	December 31, 2018	December 31, 2017

ASSETS
Current Assets:
Cash and cash equivalents	$4,851	$55,740
Accounts receivable, net of allowance for uncollectable accounts of $145,155 and $118,221, respectively	77,137	76,729
Other current assets	7,234	7,112
Total current assets	89,222	139,581

Property and Equipment, Net	204,951	293,730

Total assets	$294,173	$433,311

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$245,125	$188,467
Accounts payable, related party	91,512	85,012
Accrued compensation to officer	631,166	451,166
Accrued expenses	203,670	100,612
Accrued expenses, related party	31,745	27,162
Dividends payable, related party	18,913	12,663
Advances from related parties	612,023	588,517
Project financing obligation	260,000	-
Vehicle installment notes payable, current portion	28,943	28,943
Convertible notes payable, net of discounts	423,454	187,184
Convertible notes payable, related party, net of discounts	408,974	403,474
Total current liabilities	2,955,525	2,073,200
Long Term Liabilities:
Vehicle installment notes payable, net of current portion	31,724	57,709
Total liabilities	2,987,249	2,130,909

Commitments and contingencies (see Note 7)

Stockholders’ Deficit:
Preferred stock $0.0001 par value, 20,000,000 million shares authorized:
Series A preferred stock: 12,000,000 shares designated; 12,000,000 shares issued and outstanding	1,200	1,200
Series B preferred stock: 1,000,000 shares designated; -0- shares issued and outstanding, respectively	-	-
Series C preferred stock: 500,000 shares designated; -0- and 275,000 shares issued and outstanding, respectively	-	28
Common stock $0.0001 par value, 500,000,000 shares authorized; 66,901,354 and 60,833,030 shares issued and outstanding, respectively	6,690	6,083
Additional paid in capital	3,948,051	3,168,626
Accumulated deficit	(6,649,017)	(4,873,535)
Total stockholders’ deficit	(2,693,076)	(1,697,598)

Total liabilities and stockholders’ deficit	$294,173	$433,311

The accompanying footnotes are an integral part of these consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

Revenues	$584,650	$1,252,675
Cost of Revenues	311,492	750,802

Gross profit	273,158	501,873

Operating expenses:
Wages and compensation	517,627	569,609
Professional fees	530,634	332,142
Insurance	2,658	69,090
Rent	39,297	88,865
General and administrative	479,580	373,077
Total operating expenses	1,569,796	1,432,784

Loss from operations	(1,296,638)	(930,911)

Other Income (Expenses):
Loss on settlement of accrued officer salaries	-	(1,155,767)
Loss on settlement of debt	-	(12,650)
Dividend expense - preferred stock	(22,917)	(34,375)
Gain on sale of property and equipment	-	4,401
Interest expense	(455,926)	(85,065)
Total other expense, net	(478,843)	(1,283,456)

Net loss	$(1,775,481)	$(2,214,367)

Net Loss Per Common Share - Basic and Diluted	$(0.03)	$(0.13)

Weighted Average Shares Outstanding - Basic and Diluted	62,471,599	17,269,048

The accompanying footnotes are an integral part of these consolidated financial statements.

SUN PACIFIC HOLDING CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2016	2,000,000	$200	-	$-	-	$-	$97,415,411	$9,742	$782,930	$(2,659,169)	$(1,866,297)
Pre Merger Share Issuances:
Issuance of common stock in settlement of convertible debt and promissory notes	-	-	-	-	-	-	65,049,488	6,505	(6,505)	-	-
Issuance of common stock for services	-	-	-	-	-	-	450,000	45	(45)	-	-
Issuance of predecessor common stock in settlement of debt	-	-	-	-	-	-	-	-	450,000	-	450,000
Effect on reverse merger on August 24, 2017	(2,000,000)	(200)	1,000,000	100	275,000	28	289,835,550	28,984	(862,734)	-	(833,823)
Effect of 1-for-50 revers split on October 3, 2017	-	-	-	-	-	-	(443,695,440)	(44,370)	44,370	-	-
Conversion of preferred stock issued for reverse merger	-	-	(1,000,000)	(100)	-	-	30,856,500	3,086	(2,986)	-	-
Settlement of debt assumed in reverse merger	-	-	-	-	-	-	17,052,925	1,705	832,082	-	833,787
Settlement of accrued officer’s salaries	12,000,000	1,200	-	-	-	-	1,250,000	125	1,261,749	-	1,263,074
Issuance of common stock for cash	-	-	-	-	-	-	2,433,665	243	500,990	-	501,233
Issuance of common stock for services	-	-	-	-	-	-	121,683	12	24,324	-	24,337
Issuance of common stock in settlement of debt	-	-	-	-	-	-	63,248	6	12,643	-	12,650
Issuance of common stock warrants for services	-	-	-	-	-	-	-	-	131,808	-	131,808
Net loss	-	-	-	-	-	-	-	-	-	(2,214,367)	(2,214,367)
Balances at December 31, 2017	12,000,000	1,200	-	-	275,000	28	60,833,030	6,083	3,168,626	(4,873,536)	(1,697,599)
Issuance of common stock for cash	-	-	-	-	-	-	1,230,000	123	172,877	-	173,000
Issuance of common stock for services	-	-	-	-	-	-	668,324	67	84,142	-	84,209
Issuance of common stock warrants for services	-	-	-	-	-	-	-	-	130,641	-	130,641
Issuance of common stock warrants with convertible debt	-	-	-	-	-	-	-	-	350,000	-	350,000
Issuance of common stock warrants for extension of maturity of debt	-	-	-	-	-	-	-	-	16,401	-	16,401
Issuance of common stock upon conversion of convertible debt	-	-	-	-	-	-	4,170,000	417	25,335	-	25,752
Redemption of preferred stock	-	-	-	-	(275,000)	(28)	-	-	28	-	-
Net loss	-	-	-	-	-	-	-	-	-	(1,775,481)	(1,775,481)
Balances at December 31, 2018	12,000,000	$1,200	-	$-	-	$-	66,901,354	$6,690	$3,948,051	$(6,649,017)	$(2,693,077)

The accompanying footnotes are an integral part of these consolidated financial statements.

SUN PACIFIC HOLDING CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Cash flows from Operating Activities:
Net loss	$(1,775,481)	$(2,214,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	88,779	79,428
Amortization of debt discount - interest expense	348,446	22,000
Allowance for uncollectable accounts	26,934	(160,806)
Gain on sale of property and equipment	-	1,385
Loss on settlement of officer compensation	-	1,155,767
Loss on conversion of convertible debt	-	12,650
Stock issued for services	84,209
Warrants issued for services	130,641	156,145
Changes in operating assets and liabilities:
Accounts receivable	(27,342)	227,500
Deposits	(122)	(7,112)
Accounts payable	56,659	(299,213)
Accounts payable, related party	6,500	(75,000)
Accrued compensation to officer	180,000	179,998
Accrued expenses	111,875	62,086
Accrued expenses, related party	4,583	27,162
Dividends payable, related party	6,250	9,375
Net cash used in operating activities	(758,069)	(823,002)

Cash flows from Investing Activities:
Advance to related party	-	-
Proceeds from sale of property and equipment	-	2,500
Net cash provided by (used in) investing activities	-	2,500

Cash flows from Financing Activities:
Proceeds from advances from related parties	23,506	321,127
Repayments of advances from related parties	-	-
Proceeds from issuance of common stock	173,000	501,233
Proceeds from the issuance of convertible debt	281,660	-
Repayment of convertible debt	(5,000)
Proceeds from project financing obligation	260,000	-
Repayment of vehicle installment notes payable	(25,985)	(36,195)
Net cash provided by financing activities	707,181	786,165

Net decrease in cash	(50,888)	(34,337)
Cash at beginning of year	55,740	90,077
Cash at end of year	$4,852	$55,740

Supplemental Disclosure of Cash Flow Information:
Interest paid	$24,928	$-
Taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Original issue discount on convertible notes	$68,340	$-
Increase in convertible notes and discounts from extension	$50,000	$-
Issuance of common stock upon conversion of convertible debt	$25,752	$-
Debt discounts on convertible notes payable	$366,401	$-

Automatic redemption of preferred shares	$28	$-
Settlement of amounts due to related party with issuance of common stock	$-	$450,000
Assumption of convertible debt from reverse merger	$-	$833,787

The accompanying footnotes are an integral part of these consolidated financial statements.

SUN PACIFIC HOLDING CORP

NOTES TO CONSOLIDATED FINACNIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Currently, the Company has six (6) subsidiary holdings. Sun Pacific Power Corp which was the initial company that specialized in solar, electrical and general construction, Bella Electric, LLC that in conjunction with the Company operates our electrical contracting work. Bella Electric, LLC is a Pennsylvania limited liability company. The Company also formed Sun Pacific Security Corp., a New Jersey corporation. Currently the Company has not begun operations in the security sector but is reviewing plans to provide residential and commercial security solutions, including installation and monitoring. The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on plumbing operations in the New Jersey and Pennsylvania areas. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” MedRecycler, LLC, is a wholly owned subsidiary duly formed in the state of Nevada. MedRecycler, LLC was created in 2018 to act as a holding company for potential waste to energy projects. MedRecycler, LLC, currently owns 51% of MedRecycler RI, Inc. a Rhode Island Corporation. MedRecycler RI, Inc. was created for the Medical Waste to Energy facility that the Company is attempting to finance and operate in West Warrick, Rhode Island.

Description of business

Utilizing managements history and contacts in general contracting, coupled with our subject matter expertise and intellectual property (“IP”) knowledge of solar panels and other environmentally friendly technologies, Sun Pacific Holding (“the Company”) is focused on building a “Next Generation” green energy company. The Company offers competitively priced “Next Generation” solar panel and lighting products by working closely with design, engineering, integration and installation firms in order to deliver turnkey solar and other energy efficient solutions. The Company provides solar bus stops, solar trashcans and “street kiosks” that utilize our unique advertising offerings that provide State and local municipalities with costs efficient solutions. The Company provides general, electrical, and plumbing contracting services to a range of both public and commercials customers in support of our goals of expanding our green energy market reach. In conjunction with these general contracting services and as part of our effort to expand our green energy marketplace, we have recently started the process to develop and build out a Waste to Energy plant in the state of Rhode Island.

Since August 24, 2017, Nicholas Campanella has put forth all his efforts in trying to revitalize the Company and getting it solvent. Unfortunately, Mr. Campanella has had limited success in raising capital sufficient to kick start expansion of its businesses. Any financing that has been received has been very limited and merely sufficient to cover basic costs of being a public company. As of the date of this filing, revenues are heavily concentrated in operations of the subsidiary Street Smart Outdoor Corp., which operates in the outdoor advertising space. These cashflows, however, have not been sufficient to provide working capital for the parent or to expand operations. Although there are prospective contracting and construction contracts for Sun Pacific Power Corp., a wholly owned subsidiary, in 2018, revenues generated by Sun Pacific Power Corp. have been limited. Despite its best efforts, Sun Pacific Power Corp. and the Company have been unable to secure financing to complete UL testing for the glassless solar panel. As a result, contracts have lapsed, and we are unable to assess the marketability of the glassless solar panel product at this time.

The Company has been unable to produce positive cashflows since inception resulting in the Company relying heavily upon toxic convertible promissory notes and equity financing. As a result, the Company’s shareholders have suffered from highly dilutive financing.

Currently, management is focused on 2 main areas of operations. 1) Expanding the outdoor advertising operated under Street Smart Outdoor Corp. through the engagement of a third-party management service. 2) erecting a waste to energy facility in the state of Rhode Island. Regarding the outdoor advertising, the Company has yet to secure a relationship with a third-party operator that could alleviate some of the cashflow constraints of Street Smart Outdoor. As for the Rhode Island waste to energy project, we currently require additional financing to complete the installation and build out of the facility. Currently, MedRecycler-RI, Inc. is indebted $6,025,000 through a promissory note held by UMB Bank, N.A. as trustee (See Note 10). In order to secure the financing, all interest in MedRecycler-RI, Inc., including minority interests have been pledged. All repayment under the promissory note has been guaranteed by the Company and Street Smart Outdoor Corp. Additionally, in order to secure the financing, Nicholas Campanella, our CEO, has pledged substantial personal assets, including all controlling interest in the Company. Although Mr. Campanella was issued thirty nine percent (39%) interest in MedRecycler-RI, Inc. for his personal contribution, all said interest has been pledged to the Trustee (See Note 10). The success of the waste to energy project we estimate will require no less than $8,500,000 in additional financing and may still not be successful. Even with timely and fully functioning operations, profits derived from the facility will be dedicated to servicing the debt for the foreseeable future.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. As of December 31, 2018, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At December 31, 2018, none of the Company’s cash balances were in excess of federally insured limits.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts totaled $145,155and $118,221 as of December 31, 2018 and 2017, respectively.

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

Property and equipment

Property and equipment are stated at cost. Additions and improvements that significantly add to the productive capacity or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over three to five years for vehicles and five to ten years for equipment. Leasehold improvements are amortized over the lesser of the estimated remaining useful life of the asset or the remaining lease term.

Impairment of long-lived assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. At December 31, 2018 and 2017, the Company has not identified any such impairment losses.

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

Revenue recognition

100% of the Company’s revenue for the years ended December 31, 2018 and 2017, is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as defined by Topic 606, as amended.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. This standard replaced most existing revenue recognition guidance and is codified in FASB ASC Topic 606. Effective January 1, 2018, the Company adopted ASU No. 2014-09 using the modified retrospective method. Under the new guidance, the Company recognizes revenue from contracts based on the Company’s satisfaction of distinct performance obligations identified in each agreement. The adoption of the guidance under ASU No. 2014-09 did not result in a material impact on the Company’s consolidated revenues, results of operations, or financial position. As part of the implementation of ASC 606 the Company must present disaggregation of revenues from contracts with customers into categories that depict how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. Quantitative disclosures on the disaggregation of revenue are as follows:

	2018	2017
Outdoor Advertising Shelter Revenues	276,591	85,157
Contracting Service Revenues	308,059	1,167,518
	584,650	1,252,675

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the years ended December 31, 2018 and 2017, basic and diluted loss per share are the same as the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the years ended December 31, 2018 and 2017, the following potential shares have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive:

	2018	2017
Convertible Debt	201,542,064	18,596,912
Warrants	8,324,757	1,020,000
	209,866,791	19,616,912

Recent Accounting Pronouncements

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) - This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The Company adopted this standard effective January 1, 2018, with no impact on its results of operations and financial condition.

ASU No. 2016-02, Leases (Topic 842) - This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the potential impact of this standard on its financial position, but we do not expect a material impact on its results of operations and financial condition.

There were other new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2018 and 2017, the Company incurred losses from operations of $1,296,638 and $930,911, respectively. The Company had a working capital deficit of $2,866,303 as of December 31, 2018. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the additional capital to meet short and long-term operating requirements. Management is continuing to pursue external financing alternatives to improve the Company’s working capital position however additional financing may not be available upon acceptable terms, or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2018 and 2017:

	2018	2017
Furniture and equipment	$271,817	$271,817
Vehicles	189,012	189,012
Leasehold Improvements	66,077	66,077
Less: Accumulated Depreciation	(321,955)	(233,176)
Property and equipment, net	$204,951	$293,730

Depreciation expenses totaled $88,779 and $79,428 for the years ended December 31, 2018 and 2017, respectively.

NOTE 5 - BORROWINGS

Vehicle installment notes payable

The Company’s vehicle installment notes payable consist of several installment notes for various vehicles used in the Company’s operations. At December 31, 2018 and 2017, the notes have annual interest rates between 3.49% and 4.07% and require monthly minimum payments of principal and interest ranging from $370 to $434. The Company’s installment notes are collateralized by the vehicles purchased with the respective installment notes. The notes mature from November 2020 to August 2021. During the year ended December 31, 2017, the Company sold one of the vehicles securing a note with a principal balance of $16,904, which was settled as a result of the sale. As of December 31, 2018 and 2017, the balance of the notes totaled $60,667 and $86,652, respectively.

Convertible notes payable

On August 24, 2016, the Company issued two two-year unsecured convertible notes payable totaling $200,000 pursuant to a private placement memorandum. The notes matured on August 24, 2018 and have an annual interest rate of 12.5%. At the election of the holder, upon the occurrence of certain events, the notes can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In August 2018, the holders of the notes agreed to extend the maturity date of the notes to December 31, 2018, in exchange for warrants to acquire 600,000 shares of common stock for an exercise price of $0.31 per share, exercisable over three years. The Company estimated the fair value of the warrants, totaling $16,401, using the Black Scholes Method and recorded an additional discount against the note to be amortized over the extended term of the notes. The notes are carried at $182,184, net of unamortized discounts of $10,666 as of December 31, 2017. The notes are carried at $196,850, with no remaining unamortized discount as of December 31, 2018. The notes are currently past due and have not been converted.

On August 24, 2017, in connection with the reverse merger, the Company assumed convertible notes with an aggregate principal balance of $833,787. The notes automatically converted into 17,052,925 shares of common stock on October 3, 2017 upon the effective date of the Company’s reverse split in accordance with the convertible note agreements. The notes had a maturity date of October 23, 2017.

In April 2018, the Company issued convertible notes with an aggregate principal balance of $350,000, for net proceeds after issuance costs which were recorded as a discount against the debt to be amortized into interest expense through the maturity of the notes, of $281,660. The notes mature in April 2019, accrue interest at an annual rate of 10% and are convertible into common stock at a conversion rate equal to the lesser of $0.05 and 60% times the lowest trading price of the Company’s common stock during the 18 trading days prior to conversion. Because the conversion feature is indexed to the Company’s stock, and there is an explicit cap to the total number of shares issuable upon conversion, the Company determine that the embedded conversion option did not require bifurcation and liability presentation. The investors in the notes also received warrants to acquire an aggregate of 6,349,457 shares of common stock for an exercise price of $0.11 per share, exercisable for 2 years. The Company estimated the fair value of the warrants using the Black Scholes model and the following assumptions: volatility – 261.8% to 268.7%; expected term – 2.0 years; dividend rate – 0.0%; risk free rate – 2.49%, and allocated $173,355 of the proceeds to the warrants, which was recorded as a discount against the debt to be amortized into interest expense through the maturity of the notes. Based on the allocation of proceeds to the debt, the Company determined there was a beneficial conversion feature totaling $176,645, which was recorded as a discount against the debt to be amortized into interest expense through the maturity of the notes. On November 13, 2018, the Company entered into agreements with the holders of the notes to extend the “Prepayment Termination Date” to December 23, 2018, as defined in the respective Promissory Notes in exchange for the addition of $25,000 to the principal of the principal of each note, which was recorded as an additional discount against the note and amortized into interest expense through the extended “Prepayment Termination Date”. During the year ended December 31, 2018, the Company amortized $311,879 of the discounts. As of December 31, 2018, the notes are carried at $226,604, net of unamortized discounts of $156,461.

Convertible notes payable, related party

On October 23, 2015, a total of $332,474 in advances from a related party was converted into two one-year unsecured convertible notes payable to Nicholas Campanella, Chief Executive Officer of the Company. The notes have an annual interest rate of 6% and are currently past due. At the election of the holder, the notes can be converted into common stock of the Company at a conversion price per share equal to 20% of the average bid price for the three consecutive business days prior to conversion. As of December 31, 2018 and 2017, the balances of the notes totaled $332,474.

On August 24, 2016, a total of $75,000 in advances from a related party was converted into a two-year unsecured convertible note payable to Nicholas Campanella, Chief Executive Officer of the Company, pursuant to a private placement memorandum. The note matured on August 24, 2018, has an annual interest rate of 12.5% and is due at maturity. At the election of the holder, upon the occurrence of certain events, the note can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with this note, the Company issued 75,000 shares of Series B preferred stock, as further described in Note 6. As of December 31, 2018 and 2017, the balance of the notes was $75,000. The notes are carried at $76,500 and $71,000, net of unamortized discounts of $0 and $4,000 as of December 31, 2018 and 2017, respectively.

Project Financing Obligation

In June 2018, the Company received proceeds of $260,000 pursuant to a partnership agreement and related partnership contribution agreements with third party investors, pursuant which investors have agreed to provide financing for no less than (10) ten new bus shelters being installed annually. Each investment in the partnership grants the investor the right to preferential distributions of profits related to the Company’s contract with Rhode Island. The investors receive 100% of the profits from the Rhode Island contract to install 20 bus shelters until 100% of the initial investments are returned. Thereafter, the investors receive 20% of the remaining profits from Rhode Island contract. As of December 31, 2018, no profits have been earned on the Rhode Island contract, no repayments have ocurred and the total amount of investments received totaling $260,00 is reflected on the accompanying consolidated balance sheet as a Project Financing Obligation.

Line of credit, related party

On October 23, 2015, the Company entered into a line of credit agreement with Nicholas Campanella, Chief Executive Office of the Company, for a total value of $250,000. The line of credit does not bear an interest rate and is payable on demand. As of December 31, 2018 and 2017, the balance of the debt to related party was $161,630 and $138,124, respectively.

The Company’s estimated future maturities of the Company’s debt, as of December 31, 2018, are as follows:

Year ending December 31,	Amount
2019	$1,148,991
2020	23,894
2021	13,300
Thereafter	-
$1,186,185

NOTE 6 - PREFERRED STOCK AND COMMON STOCK

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2018 and 2017, the Company has designated 12,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Convertible Preferred Stock, and 500,000 shares of Series C Convertible Stock.

Series A Preferred Stock - Each share of Series A Preferred Stock is entitled to 125 votes on all matters submitted to a vote to the stockholders of the Company, and does not have conversion, dividend or distribution upon liquidation rights. In connection with the reverse merger, all of the outstanding shares of Series A Preferred Stock, totaling 2,000,000 shares were cancelled.

In October 2017, the Company issued 12,000,000 shares of Series A preferred stock and 1,250,000 shares of common stock to its chief executive officer in settlement of $107,307 of accrued salary. The Company estimated the fair value of the Series A Preferred stock based on control premiums reported in empirical studies for transactions involving similar entities and estimated the fair value of the common stock based on the publicly quoted trading price on the date of settlement. The fair value of the preferred stock was estimated to be approximately $963,000 and the fair value of the common stock was estimated to be approximately $300,000, resulting in a loss on settlement of accrued salary of $1,155,767.

Series B Preferred Stock - In connection with the reverse merger, the Company issued 2,000,000 shares of Series B Preferred Stock. Each share of Series B Preferred Stock automatically converted into 30.8565 shares of common stock after giving effect to the reverse stock split that occurred on October 3, 2017. Holders of Series B Preferred Stock is entitled to vote and receive distributions upon liquidation with common stockholders on an as-if converted basis.

Series C Preferred Stock - In connection with the reverse merger, the Company issued 275,000 shares of Series C Preferred Stock. Holders of Series C Preferred Stock are not entitled to voting rights or preferential rights upon liquidation. Each share of Series C Preferred Stock shall pay an annual dividend in the amount of $0.125 per year, for a total of $0.25, over an eighteen (18) month term, from the date of issuance (the “Commencement Date”). Dividend payments shall be payable as follows: (i) dividend in the amount of $0.0625 per share of Series C Preferred Stock at the end of each of the third quarter and fourth quarter of the first twelve (12) months of the twenty-four (24) month period after the Commencement Date; and (ii) dividend in the amount of $0.03125 per share of Series C Preferred Stock at the end of each of the four quarters of the second twelve (12) months of the twenty-four (24) month period after the Commencement Date. The source of payment of the dividends will be derived from up to thirty-five percent (35%) of net revenues (“Net Revenues”) from the Street Furniture Division of the Corporation following the seventh (7th) month after the Commencement Date. To the extent the amount derived from the Net Revenues of the Street Furniture Division is insufficient to pay dividends of Series C Preferred Stock, if a sufficient amount is available, the next quarterly payment date the funds will first pay dividends of Series C Preferred Stock past due. At the conclusion of twenty-four months after the Commencement Date, and upon the payment of all dividends due and owing on said Series C Preferred Stock, the Series C Preferred Stock shall automatically be redeemed by the Corporation and returned to the Corporation for cancellation, as unissued, non-designated, preferred shares. During the years ended December 31, 2018 and 2017, the Company recorded dividend expense of $22,917 and $34,375, respectively, of which $18,913 is reflected as dividends payable, related party on the accompanying consolidated balance sheet as of December 31, 2018. The series C preferred stock were redeemed during the year ended December 31, 2018.

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

In October 2017, the Company issued 12,000,000 shares of Series A preferred stock and 1,250,000 shares of common stock to its chief executive officer in settlement of $107,307 of accrued salary. The Company estimated the fair value of the Series A Preferred stock based on control premium reported in empirical studies for transactions involving similar entities and estimated the fair value of the common stock based on the publicly quoted trading price on the date of settlement. The fair value of the preferred stock was estimated to be approximately $963,000 and the fair value of the common stock was estimated to be approximately $300,000, resulting in a loss on settlement of accrued salary of $1,155,767.

During the year end December 31, 2017, the Company issued 121,683 shares of common stock for services. The shares had a grant date fair value of $24,337 based on prices obtained in recent sales in private placements.

During the year end December 31, 2017, the Company issued 63,248 shares of common stock in settlement of debt in the amount of $3,092 and recognized a loss on settlement of debt of $12,650.

During the year end December 31, 2018, the Company sold 1,230,00 shares of common stock for cash of $173,000.

During the year end December 31, 2018, the Company issued 668,324 shares of common stock for services rendered with a fair value of $84,209, based on the trading price of the common stock on the date of grant.

During the year end December 31, 2018, the Company issued 4,170,000 shares of common stock, upon the conversion of principal and interest on convertible notes totaling $16,935, pursuant to the terms of the convertible note.

Warrants

In September 2017, the Company agreed to issue a warrant to purchase 20,000 shares of common stock for an aggregate exercise price of $10.00 as consideration for consulting services to be provided from October 2017 through March 2018. The Company estimated the fair value of the warrants, $7,000 and recognized $1,167 of expense during the year ended December 31, 2017 based on the portion of the contract period that had expired and the remaining $5,833 during the year end December 31, 2018.

In October 2017, the Company issued warrants to acquire 100,000 shares of common stock at an exercise price of $0.10 per share and 900,000 shares of common stock at an exercise price of $45.00 per share, exercisable over 10 years, for services to be rendered over a six-month period. The Company re-measured the warrants as of December 31, 2017, and estimated the fair value of $261,282, of which $130,641 was expensed during each of the years ended December 31, 2018 and 2017.

The fair value of the warrants was estimated using the Black Scholes Method and the following assumptions: volatility – 150% - 245%; risk free rate 1.00% to 1.98%; expected term – 2.8 years to 10 years.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment agreement

On December 20, 2014, the Company entered into a five-year employment agreement with Nicholas Campanella, Chief Executive Officer. Under the terms of the agreement, the Company is required to pay a base compensation of $180,000 annually, subject to increases in cost of living and performance bonuses as awarded by the Board of Directors. After 5 years, the agreement is automatically renewed for an additional two years unless terminated by either party. As part of the agreement Mr. Campanella opted to defer, with no interest, the receipt of compensation under the agreement until the Company has the funds to pay its obligation. In October 2017, the Company issued 12,000,000 shares of series A preferred stock and 1,250,000 shares of common stock to its chief executive officer in settlement of $107,307 of accrued salary. At December 31, 2018 and December 31, 2017, the Company had accrued compensation of $631,166 and $451,166, respectively, and recorded the related expenses in ‘general and administrative’ on the accompanying condensed consolidated statements of operations.

Lease agreement

During March 2017, the Company entered into a five-year lease agreement. Under the terms of the agreement, the Company is obligated to pay monthly rent payments starting at $3,556 and escalating over the life of the lease. Rent expense for the years ended December 31, 2018 and 2017 was $39,297 and $88,865, respectively. Future minimum rental payments under this agreement are as follows:

Year ending December 31,	Amount
2019	$44,648
2020	45,764
2021	46,908
2022	7,850
$145,170

Significant customers

For the years ended December 31, 2018 and 2017, the Company had the following customer concentrations:

	Percentage of Revenues		Accounts Receivable as of
	2018	2017	December 31, 2018
Customer A	*	32%	-
Customer B	42%	29%	$12,698
Customer C	*	13%	-
Customer D	*	*	$49,000

*	Less than 10%

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Shareholder advances

For purposes of these consolidated financial statements, Summit Trading Limited, Zimmerman LLC, the Campanella family, Jody Samuels, Frank Capria, and Triplet Square LLC are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5%, or their affiliate status, during the years ended December 31, 2018 and 2017. During the years ended December 31, 2018 and 2017, the affiliates made non-interest bearing advances of $23,506 and $321,127, respectively. The balance of these advances, which are due on demand and include the Line of Credit (See Note 5), totaled $612,023 and $588,517 as of December 31, 2018 and 2017, respectively. Included in accounts payable related parties as of December 31, 2018 and 2017, are expenses incurred with these affiliates totaling $91,512 and $85,012, respectively.

Management fees paid with common stock

During the year ended December 31, 2016, the Company incurred expenses with management and affiliates totaling $450,000 for services provided to the Company. On January 5, 2017, the Company issued 4,500,000 shares of the Company’s common stock to settle the liability.

NOTE 9 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of December 31, 2018 and 2017.

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2018 and 2017:

	2018	2017
U.S. Federal Statutory Tax Rate	21.00%	34.00%
State taxes	5.53%	4.62%
Permanent items	-%	(47.22)%
Chane in future tax rates	-%	(6.58)%
Change in valuation allowance	(26.53)%	15.17%
Totals	0.00%	0.00%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2018 and 2017 are summarized as follows:

	2018	2017
Deferred Tax Assets:
Net operating loss carry-forwards	$1,368,000	$695,000
Accrued expenses	168,000	120,000
Total deferred tax assets	1,536,000	815,000
Less: Valuation allowance	(1,536,000)	(815,000)
Total deferred tax assets and liabilities, net	$—	$—

As of December 31, 2018, the Company has available net operating loss carry forwards of approximately $5.2 million which begin to expire in 2036.

The Company assesses the recoverability of its net operating loss carry forwards and other deferred tax assets and records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. The Company continues to maintain the valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2018 the Company had a valuation allowance totaling $1,536,000 against its deferred tax assets due to insufficient positive evidence, primarily consisting of losses within the taxing jurisdictions that have tax attributes and deferred tax assets.

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

NOTE 10 – SUBSEQUENT EVENTS

In January 11, 2019, the Company entered into that certain Forbearance Agreement between the Company and Nicholas Campanella. Mr. Campanella is owed approximately $648,400 in principal and interest on loans and lines of credit issued by the Company. Those debt obligations are currently in default. As consideration for the forbearance of those debts, the Company has agreed to provide a pledge of 100% membership interest in MedRecycler, LLC, and wholly owned subsidiary of the Company organized in the state of Nevada which holds 51,000 shares of MedRecycler-RI, Inc. as security against the moneys owed. The amounts owed to Mr. Campanella date back nearly five years and represent cash payments made by Mr. Campanella to Sun Pacific Power Corp. On April 3, 2019, Mr. Campanella agreed to extend the forbearance until December 31, 2020.

In order to secure financing for the MedRecycler-RI, Inc. West Warrick, Rhode Island waste to energy facility, Mr. Campanella agreed that upon initial financing of the project, he shall pledge substantially all of his holdings in the Company, assign his pledges in MedRecycler, LLC, and certain properties held by Mr. Campanella, personally, in order to collateralize the debt obligations. As consideration for his inducement, the Board of Directors has deemed it fair consideration to issue Mr. Campanella 39,000 shares of MedRecycler-RI, Inc. In addition, MedRecycler-RI, Inc. has engaged the services of Marmac Capital Advisors, LLC and Eilers Law Group, P.A. to oversee, negotiate and to facility the financing and capital structure MedRecycler-RI, Inc. As neither party has received compensation for their services for the Company or MedRecycler-RI, Inc. since August of 2018, the Board of Directors has deemed it fair consideration to issue Marmac Capital Advisors, LLC and Eilers Law Group, P.A. 8,000 and 2,000 shares of MedRecycler-RI, Inc., respectively. As a result, the Company shall maintain 51% of the ownership of MedRecycler-RI, Inc. through its MedRcycler, LLC holdings.

On February 7, 2019, pursuant to an Indenture of Trust entered into by our subsidiary, MedRecycler-RI, Inc., a Rhode Island corporation and UMB Bank, N.A., a national banking association (“UMB”) (the “Indenture”), Sun Pacific Holding Corp. (the “Company”) entered into that certain Guarantee of Payment and Performance with UMB acting as Trustee, whereby the Company agreed to guarantee any and all payments and/or other obligations owed by MedRecycler-RI, Inc. pursuant to the Indenture.

In order to secure the financing described herein, Mr. Campanella, Marmac Capital Advisors, LLC and Eilers Law Group, P.A. have further agreed to pledge, upon funding, 100% of their ownership in MedRecycler-RI, Inc. as well as Mr. Campanella’s assignment of his pledge from the Company of 100% of the membership interests of MedRecycler, LLC. As a result, 100% of MedRecycler-RI, Inc. will be pledged, upon funding, to the lending party as security for the note and/or bond.

Under the terms of the Indenture, MedRecycler-RI, Inc. issued a promissory note in the amount of $6,025,000.00 as bridge financing for the initial buildout and payment for the purchase of certain equipment and other costs related to a waste to energy facility in the state of Rhode Island (the “Note”). The Note is generally secured by all assets of MedRecycler-RI, Inc. as well as certain pledges, guarantees, and other collateral made by MedRecycler-RI, Inc. and affiliates of the Company, including the Guarantee of Payment and Performance disclosed herein. The Note matures on January 29, 2020. Interest payments are generally prepaid in a segregated account coming due July 29, 2019 and January 29, 2020. The intent is to have the Note paid down with larger long-term financing through a separate indenture of trust for approximately $14,500,000. We assume that any replacement long-term financing shall also require, at a minimum, the same pledges, guarantees, and other collateral.

In the event that additional financing is not secured, the Trustee will likely foreclose upon the pledges and other interests and assume control of the Company.

As of today, the transaction described above only exacerbates the insolvency of the Company. We cannot ensure that we will avoid bankruptcy even with the success of the Rhode Island Project as we do not foresee any cashflows that can be allocated for maintain operations of the Company.

53,140,000 shares issued for principal & interest on conv. notes totaling $94,696

