Form 10-Q
period 2019-03-31
Sun Pacific Holding Corp.
filed 2019-05-20
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-51935

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

Yes [  ] No [X]

As of May 19, 2019, there were 172,791,797 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

When considering these forward-looking statements, you should keep in mind the cautionary statements in this quarterly report on Form 10-Q and in our other filings with the SEC. We cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$123,752	$4,851
Cash held in escrow	2,892,827	-
Prepaid interest held in escrow	706,933
Accounts receivable, net of allowance for uncollectable accounts of $145,155	55,593	77,137
Other current assets	-	7,234
Total current assets	3,779,105	89,222

Property and Equipment, Net	196,512	204,951
Right-of-use Asset	1,315,539	-
Deposits	1,716,087	-

Total assets	$7,007,243	$294,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$202,827	$245,125
Accounts payable, related party	76,512	91,512
Accrued compensation to officer	646,588	631,166
Accrued expenses	338,982	203,670
Accrued expenses, related party	34,890	31,745
Dividends payable, related party	18,913	18,913
Advances from related parties	613,551	612,023
Project financing obligation	260,000	260,000
Vehicle installment notes payable, current portion	21,631	28,943
Convertible notes payable, net of discounts	445,323	423,454
Convertible notes payable, related party, net of discounts	408,974	408,974
Note payable	5,798,854	-
Lease liability, current portion	36,926	-
Total current liabilities	8,903,971	2,955,525

Long Term Liabilities:
Lease liability, net of current portion	1,296,846	-
Vehicle installment notes payable, net of current portion	25,643	31,724
Total long-term liabilities	1,322,489	31,724
Total liabilities	10,226,460	2,987,249

Commitments and contingencies (see Note 7)

Stockholders’ Deficit:
Preferred stock $0.0001 par value, 20,000,000 million shares authorized:
Series A preferred stock: 12,000,000 shares designated; 12,000,000 shares issued and outstanding	1,200	1,200
Series B preferred stock: 1,000,000 shares designated; -0- shares issued and outstanding, respectively	-	-
Series C preferred stock: 500,000 shares designated; -0- and 275,000 shares issued and outstanding, respectively	-	-
Common stock $0.0001 par value, 500,000,000 shares authorized; 120,041,354 and 66,901,354 shares issued and outstanding, respectively	12,004	6,690
Additional paid in capital	4,037,350	3,948,051
Accumulated deficit	(7,094,027)	(6,649,017)
Total deficit	(3,043,473)	(2,693,076)
Non-controlling interest in subsidiary	(175,744)	-
Total stockholders’ deficit	(3,219,217)	(2,693,076)

Total liabilities and stockholders’ deficit	$7,007,243	$294,173

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	2019	2018

Revenues	$108,365	$120,740
Cost of Revenues	86,993	87,009

Gross profit	21,372	33,731

Operating expenses:
Wages and compensation	33,488	182,787
Professional fees	143,349	151,247
Insurance	2,509	-
Rent	8,753	7,746
General and administrative	136,636	92,110
Total operating expenses	324,735	433,890

Loss from operations	(303,363)	(400,159)

Other Expenses:
Dividend expense - preferred stock	-	(3,125)
Interest expense	(317,391)	(7,161)
Total other expense	(317,391)	(10,286)

Net loss	$(620,754)	$(410,445)

Net loss attributable to non-controlling interest	175,744	-

Net loss attributable to common stockholders	$(445,010)	$(410,445)

Net Loss Per Common Share - Basic	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	85,480,598	60,889,512

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated	Non -controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Three Months Ended March 31, 2018
Balances at December 31, 2017	12,000,000	$1,200	275,000	$28	60,833,030	$6,083	$3,168,626	$(4,873,536)	$-	$(1,697,599)
Issuance of common stock for cash	-	-	-	-	100,000	10	59,990	-	-	60,000
Issuance of common stock warrants for
services	-	-	-	-	-	-	130,641	-	-	130,641
Net loss	-	-	-	-	-	-	-	(410,445)	-	(410,445)
Balances at March 31, 2018	12,000,000	$1,200	275,000	$28	60,933,030	$6,093	$3,359,257	$(5,283,981)	$-	$(1,917,403)

Three Months Ended March 31, 2019
Balances at December 31, 2018	12,000,000	$1,200	-	$-	66,901,354	$6,690	$3,948,051	$(6,649,017)	$-	$(2,693,076)
Issuance of common stock for conversion of
convertible debt	-	-	-	-	53,140,000	5,314	89,299	-	-	94,613
Net loss	-	-	-	-	-	-	-	(394,963)	(175,744)	(620,754)
Balances at March 31, 2019	12,000,000	$1,200	-	$-	120,041,354	$12,004	$4,037,350	$(7,043,980)	$(175,744)	$(3,169,170)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	2019	2018
Cash flows from Operating Activities:
Net loss	$(620,754)	$(410,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,276	39,301
Amortization of debt discount - interest expense	145,318	3,332
Conversion fees settled with common stock	6,514	-
Warrants issued for services	-	136,474
Changes in operating assets and liabilities:
Accounts receivable	21,544	27,625
Deposits	7,234	(1,000)
Accounts payable	(42,296)	20,052
Accounts payable, related party	(15,000)	-
Accrued compensation to officer	15,422	45,695
Accrued expenses	145,191	43,000
Accrued expenses, related party	3,145	-
Dividends payable, related party	-	3,125
Right-to-use asset and obligation	18,233
Net cash used in operating activities	(299,173)	(92,841)

Cash flows from Investing Activities:
Cash held in escrow	(3,599,760)	-
Proceeds from sale of property and equipment	(7,839)	-
Payment of deposits on equipment	(1,716,087)	-
Net cash provided by investing activities	(5,323,686)	-

Cash flows from Financing Activities:
Proceeds from advances from related parties	1,528	1,031
Proceeds from note payable, net of issuance costs	5,753,625	-
Proceeds from issuance of common stock	-	60,000
Repayment of vehicle installment notes payable	(13,393)	(5,950)
Net cash provided by financing activities	5,741,760	55,081

Net increase (decrease) in cash	118,901	(37,760)
Cash at beginning of period	4,851	55,740
Cash at end of period	$123,752	$17,980

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Cash held in escrow from note payable	$5,046,692	$-
Prepaid interest held in escrow from note payable	706,933	-
Discount from note payable	271,375	-
Conversion of convertible notes and accrued interest	87,050	-
Deposits from cash held in escrow	1,716,087	-
Right of use asset and operating lease liability	1,338,686	-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINACNIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

Since August 24, 2017, Nicholas Campanella has put forth all his efforts in trying to revitalize the Company and getting it solvent. Mr. Campanella has had limited success in raising capital sufficient to kick start expansion of its businesses. Any financing that has been received has been very limited and merely sufficient to cover basic costs of being a public company. As of the date of this filing, revenues are heavily concentrated in operations of the subsidiary Street Smart Outdoor Corp., which operates in the outdoor advertising space. These cashflows, however, have not been sufficient to provide working capital for the parent or to expand operations. Although there are prospective contracting and construction contracts for Sun Pacific Power Corp., a wholly owned subsidiary, revenues generated by Sun Pacific Power Corp. have been limited. Despite its best efforts, Sun Pacific Power Corp. and the Company have been unable to secure financing to complete UL testing for the glassless solar panel. As a result, contracts have lapsed, and we are unable to assess the marketability of the glassless solar panel product at this time.

The Company has been unable to produce positive cashflows since inception resulting in the Company relying heavily upon convertible promissory notes and equity financing. As a result, the Company’s shareholders have suffered from highly dilutive financings.

Currently, management is focused on 2 main areas of operations. 1) Expanding the outdoor advertising operated under Street Smart Outdoor Corp. through the engagement of a third-party management service. 2) erecting a waste to energy facility in the state of Rhode Island. Regarding the outdoor advertising, the Company has yet to secure a relationship with a third-party operator that could alleviate some of the cashflow constraints of Street Smart Outdoor. As for the Rhode Island waste to energy project, we currently require additional financing to complete the installation and build out of the facility. Currently, MedRecycler-RI, Inc. is indebted $6,025,000 through a promissory note held by UMB Bank, N.A. as trustee (See Note 5). In order to secure the financing, all interest in MedRecycler-RI, Inc., including minority interests have been pledged. All repayment under the promissory note has been guaranteed by the Company and Street Smart Outdoor Corp. Additionally, in order to secure the financing, Nicholas Campanella, our CEO, has pledged substantial personal assets, including all controlling interest in the Company. Although Mr. Campanella was issued thirty nine percent (39%) interest in MedRecycler-RI, Inc. for his personal contribution, all said interest has been pledged to the Trustee (See Note 5). The success of the waste to energy project we estimate will require no less than $10,500,000 in additional financing and may still not be successful. Even with timely and fully functioning operations, profits derived from the facility will be dedicated to servicing the debt for the foreseeable future.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned, and less-than-wholly owned subsidiaries of which the Company holds a controlling interest. All significant intercompany balances and transactions have been eliminated. Amounts attributable to minority interests in the Company’s less-than-wholly owned subsidiary are presented as non-controlling interest on the accompanying condensed consolidated balance sheets and statements of operations.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. As of March 31, 2019, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At March 31, 2019, none of the Company’s cash balances were in excess of federally insured limits with the exception of $2,892,827 of cash balances held in escrow at UMB Bank, NA under a project fund that the Company is drawing balances against for the development of its Medical Waste to Energy project in Rhode Island.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts totaled $145,055 as of March 31, 2019 and December 31, 2018.

Leases

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842). Topic 842 amends several aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July 2018, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU 2018-10 “Codification Improvements to Topic 842, Leases” and ASU 2018-11 “Leases (Topic 842): Targeted Improvements.” The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. A modified retrospective application is required with an option to not restate comparative periods in the period of adoption.

The Company, effective January 1, 2019 has adopted the provisions of the new standard. The Company has operating leases for warehouses and offices. Management evaluates each lease independently to determine the purpose, necessity to its future operations in addition to other appropriate facts and circumstances.

We adopted Topic 842 using a modified retrospective approach for all existing leases at January 1, 2019. The adoption of Topic 842 impacted our balance sheet by the recognition of the operating lease right-of-use assets and the liability for operating leases. Accordingly, upon adoption, leases that were classified as operating leases under the previous guidance were classified as operating leases under Topic 842. The lease liability is based on the present value of the remaining lease payments, discounted using a market based incremental borrowing rate as the effective date of January 1, 2019 using current estimates as to lease term including estimated renewals for each operating lease. As of January 1, 2019, the Company recorded an adjustment of approximately $1,339,000 to operating lease right-of-use assets (“ROU”) and the related lease liability (Note 7).

Deposits

During the three months ended March 31, 2019, the Company made deposits of approximately $1,700,000 pursuant to a purchase of equipment costing approximately $7,200,000, currently expected to be delivered in August 2019 for assembly onsite at MedRecycler-RI, Inc.’s West Warwick, Rhode Island facility.

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

Impairment of long-lived assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. At March 31, 2019 and December 31, 2018, the Company has not identified any such impairment losses.

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

Revenue recognition

100% of the Company’s revenue for the three months ended March 31, 2019 is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as defined by Topic 606, as amended.

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

	Three Months Ended
	March 31, 2019	March 31, 2018
Outdoor Advertising Shelter Revenues	$44,043	$29,860
Contracting Service Revenues	64,322	90,880
	$108,365	$120,740

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the three months ended March 31, 2019 and 2018, basic and diluted loss per share are the same as the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the three months ended March 31, 2019 and 2018, the following potential shares have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive:

	2019	2018
Convertible Debt	146,760,000	18,596,912
Warrants	8,324,757	1,020,000
	155,084,757	19,616,912

Recent Accounting Pronouncements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2019 and 2018, the Company incurred losses of $620,754 and $410,445, respectively, and used $299,173 and $92,841, respectively, of cash in operations. The Company has a working capital deficit of $5,124,866 as of March 31, 2019; however, a substantial portion of its working capital is subject to an escrow agreement. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the additional capital to meet short and long-term operating requirements. Management is continuing to pursue external financing alternatives to improve the Company’s working capital position however additional financing may not be available upon acceptable terms, or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2019 and December 31, 2018:

	2019	2018
Furniture and equipment	$279,654	$271,817
Vehicles	189,012	189,012
Leasehold Improvements	66,077	66,077
Less: Accumulated Depreciation	(338,231)	(321,955)
Property and equipment, net	$196,512	$204,951

Depreciation expenses totaled $16,276 and $39,301 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 5 - BORROWINGS

Vehicle installment notes payable

The Company’s vehicle installment notes payable consist of several installment notes for various vehicles used in the Company’s operations. At March 31, 2019, the notes have annual interest rates between 3.49% and 4.07% and require monthly minimum payments of principal and interest ranging from $370 to $434. The Company’s installment notes are collateralized by the vehicles purchased with the respective installment notes. The notes mature from November 2020 to August 2021. As of March 31, 2019, and December 31, 2018, the balance of the notes totaled $47,274 and $60,667, respectively.

Convertible notes payable.

On August 24, 2016, the Company issued two two-year unsecured convertible notes payable totaling $200,000 pursuant to a private placement memorandum. The notes matured on August 24, 2018 and have an annual interest rate of 12.5%. At the election of the holder, upon the occurrence of certain events, the notes can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature was contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with the notes, the predecessor Company issued a total of 200,000 shares of Series B preferred stock, which was canceled upon the reverse merger. In August 2018, the holders of the notes agreed to extend the maturity date of the notes to December 31, 2018, in exchange for warrants to acquire 600,000 shares of common stock for an exercise price of $0.31 per share, exercisable over three years. The Company estimated the fair value of the warrants, totaling $16,401, using the Black Scholes Method and recorded an additional discount against the note that was amortized over the extend term of the notes. As of March 31, 2019 and December 31, 2018, the balance of the notes totaled $196,850, and no unamortized discounts remained.

In April 2018, the Company issued convertible notes with an aggregate principal balance of $350,000, for net proceeds after issuance costs which were recorded as a discount against the debt to be amortized into interest expense through the maturity of the notes, of $281,660. The notes mature in April 2019, accrue interest at an annual rate of 10% and are convertible into common stock at a conversion rate equal to the lesser of $0.05 and 60% times the lowest trading price of the Company’s common stock during the 18 trading days prior to conversion. Because the conversion feature is indexed to the Company’s stock, and there is an explicit cap to the total number of shares issuable upon conversion, the Company determine that the embedded conversion option did not require bifurcation and liability presentation. The investors in the notes also received warrants to acquire an aggregate of 6,349,457 shares of common stock for an exercise price of $0.11 per share, exercisable for 2 years. The Company estimated the fair value of the warrants using the Black Scholes model and the following assumptions: volatility – 261.8% to 268.7%; expected term – 2.0 years; dividend rate – 0.0%; risk free rate – 2.49%, and allocated $173,355 of the proceeds to the warrants, which was recorded as a discount against the debt to be amortized into interest expense through the maturity of the notes. Based on the allocation of proceeds to the debt, the Company determined there was a beneficial conversion feature totaling $176,645, which was recorded as a discount against the debt to be amortized into interest expense through the maturity of the notes. During the months ended March 31, 2019, a holder of one of the notes elected to convert principal, interest, and conversion fees totaling $94,613 into 53,140,000 shares of common stock. During the months ended March 31, 2019, the Company amortized $100,089 of the discounts. As of March 31, 2019, the notes are carried at $248,608, net of unamortized discounts of $56,732.

Convertible notes payable, related party

On October 23, 2015, a total of $332,474 in advances from a related party was converted into two one-year unsecured convertible notes payable to Nicholas Campanella, Chief Executive Officer of the Company (Note 8). The notes have an annual interest rate of 6% and are currently past due. At the election of the holder, the notes can be converted into common stock of the Company at a conversion price per share equal to 20% of the average bid price for the three consecutive business days prior to conversion. As of March 31, 2019 and December 31, 2018, the balances of the notes totaled $332,474. As of March 31, 2019, there was $34,890 of accrued interest on these advances, included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.

On August 24, 2016, a total of $76,500 in advances from a related party was converted into a two-year unsecured convertible note payable to Nicholas Campanella, Chief Executive Officer of the Company (Note 8), pursuant to a private placement memorandum. The note matured on August 24, 2018, has an annual interest rate of 12.5% and is past due. At the election of the holder, upon the occurrence of certain events, the note can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with this note, the Company issued 75,000 shares of Series B preferred stock. As of March 31, 2019, and December 31, 2018, the balance of the notes was $76,500.

Project Financing Obligation

In June 2018, the Company received proceeds of $260,000 pursuant to a partnership agreement and related partnership contribution agreements with third party investors, pursuant which investors have agreed to provide financing for no less than (10) ten new bus shelters being installed annually. Each investment in the partnership grants the investor the right to preferential distributions of profits related to the Company’s contract with Rhode Island. The investors receive 100% of the profits from the Rhode Island contract to install 20 bus shelters until 100% of the initial investments are returned. Thereafter, the investors receive 20% of the remaining profits from Rhode Island contract. As of March 31, 2019, no profits have been earned on the Rhode Island contract, no repayments have occurred, and the total amount of investments received totaling $260,000 is reflected on the accompanying condensed consolidated balance sheet as a Project Financing Obligation. During the 2nd quarter of 2019, the Company received from the manufacturer the respective Bus Shelters and presently they are in the process of being assembled and installed accordingly.

Line of credit, related party

On October 23, 2015, the Company entered into a line of credit agreement with Nicholas Campanella, Chief Executive officer of the Company, for a total value of $250,000. The line of credit does not bear an interest rate and is payable on demand. As of March 31, 2019, and December 31, 2018, the balance of the debt to related party was $163,157 and is include in advances from related parties on the accompanying condensed consolidated balance sheets.

Indenture of Trust

In January 2019, MedRecycler, LLC, a 51%-owned subsidiary of Sun Pacific Holding organized in the state of Rhode Island for the development of waste to energy projects in the state of Rhode Island. Currently, MedRecycler-RI, Inc. has entered into an Indenture of Trust in the amount of $6,025,000.00 as bridge financing for a project in West Warwick, Rhode Island. The proceeds from the indenture are held in escrow to be used to (i) to provide for the financing of certain waste to energy facility and related improvements (the “Improvements”); (ii) to provide for the financing or refinancing of certain equipment to be used in connection with the Improvements (the “Equipment” and together with the Improvements, the “Project”); (iii) to provide for the financing of capitalized interest; and (iv) to pay certain costs incurred in connection with the Project. The principal balance of the indenture accrues interest at an annual rate of 12%, payable semi-annually, and matures on January 29, 2020. The Company incurred debt issuance costs of $271,375, which were recorded as a discount against the indenture to be amortized into interest expense through the maturity of the indenture. For the three months ended March 31, 2019, the Company amortized $45,229 of the discount, and as of March 31, 2019, the indenture is carried at $5,798,854, net of unamortized discount of $226,146.

The Company’s estimated future maturities of the Company’s debt, as of March 31, 2019, are as follows:

Twelve Months Ending March 31,	Amount
2019	$7,110,728
2020	23,887
2021	11,486
Thereafter	-
$7,146,101

NOTE 6 - PREFERRED STOCK AND COMMON STOCK

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock as of March 31, 2019. As of March 31, 2019, the Company has designated 12,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Convertible Preferred Stock, and 500,000 shares of Series C Convertible Stock.

Each share of Series A Preferred Stock is entitled to 125 votes on all matters submitted to a vote to the stockholders of the Company, and does not have conversion, dividend or distribution upon liquidation rights. As of March 31, 2019, there were 12,000,000 shares of Series A preferred stock outstanding.

In connection with the reverse merger, the Company issued 275,000 shares of Series C Preferred Stock. Holders of Series C Preferred Stock are not entitled to voting rights or preferential rights upon liquidation. Each share of Series C Preferred Stock shall pay an annual dividend in the amount of $0.125 per year, for a total of $0.25, over an eighteen, (18) month term, from the date of issuance (the “Commencement Date”). Dividend payments shall be payable as follows: (i) dividend in the amount of $0.0625 per share of Series C Preferred Stock at the end of each of the third quarter and fourth quarter of the first twelve (12) months of the twenty-four (24) month period after the Commencement Date; and (ii) dividend in the amount of $0.03125 per share of Series C Preferred Stock at the end of each of the four quarters of the second twelve (12) months of the twenty-four (24) month period after the Commencement Date. The source of payment of the dividends will be derived from up to thirty-five percent (35%) of net revenues (“Net Revenues”) from the Street Furniture Division of the Corporation following the seventh (7th) month after the Commencement Date. To the extent the amount derived from the Net Revenues of the Street Furniture Division is insufficient to pay dividends of Series C Preferred Stock, if a sufficient amount is available, the next quarterly payment date the funds will first pay dividends of Series C Preferred Stock past due. At the conclusion of twenty-four months after the Commencement Date, and upon the payment of all dividends due and owing on said Series C Preferred Stock, the Series C Preferred Stock shall automatically be redeemed by the Corporation and returned to the Corporation for cancellation, as unissued, non-designated, preferred shares. During the three months ended March 31, 2018, the Company recorded dividend expense of $3,125. The Series C Preferred Stock was automatically redeemed during the year ended December 31, 2018. $18,913 is reflected as dividends payable, related party on the accompanying condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018.

Common stock

During the three months ended March 31, 2018, the Company sold 100,000 shares of common stock for cash of $60,000.

During the three months ended March 31, 2019, the Company issued 53,140,000 shares of common stock upon the conversion of convertible debt principal, interest and conversion fees totaling $94,613.

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

In October 2017, the Company issued warrants to acquire 100,000 shares of common stock at an exercise price of $0.10 per share and 900,000 shares of common stock at an exercise price of $45.00 per share, exercisable over 10 years, for services to be rendered over a six-month period. The Company estimated the fair value of the warrants to be $261,282, of which $130,641 was expensed during the year ended December 31, 2017 and $130,641 was expensed during the three months ended March 31, 2018.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment agreement

On December 20, 2014, the Company entered into a five-year employment agreement with Nicholas Campanella, Chief Executive Officer. Under the terms of the agreement, the Company is required to pay a base compensation of $180,000 annually, subject to increases in cost of living and performance bonuses as awarded by the Board of Directors. After 5 years, the agreement is automatically renewed for an additional two years unless terminated by either party. As part of the agreement Mr. Campanella opted to defer, with no interest, the receipt of compensation under the agreement until the Company has the funds to pay its obligation. At March 31, 2019 and December 31, 2018, the Company had accrued compensation of $646,588 and $631,166, respectively, and recorded the related expenses in ‘general and administrative’ on the accompanying condensed consolidated statements of operations.

Leases

During March 2017, the Company entered into a five-year lease agreement. Under the terms of the agreement, the Company is obligated to pay monthly rent payments starting at $3,556 and escalating over the life of the lease.

The Company entered into a lease in February 2019 for the rental of a 48,167 square foot space in Rhode Island to be used for the Company’s MedRecycler operations. The lease has a term of 123 months commencing on March 1, 2019, requiring annual rental payments totaling $144,501 for the first year, increasing annually to $258,930 in the final year. The lease also requires the Company to pay a portion of the building’s common area maintenance. The Company recorded a right-to-use asset and corresponding obligation equal to the present value of the required lease payments using a discount rate of 12% based on the Company’s incremental borrowing rate.

The following is a schedule showing the future minimum lease payments under leases for the next five years and the present value of the minimum lease payments as of March 31, 2019.

Remainder of 2019	$146,012
2020	243,249
2021	250,317
2022	217,361
2023	215,797
Thereafter	1,286,696
Total minimum lease payments	2,359,433
Less: Amount representing interest	(1,025,661)
Present value of minimum lease payments	$1,333,772

For the three months ended March 31, 2019, lease expense was approximately $8,753 inclusive of short-term leases.

The related lease balance included in the condensed consolidated balance sheet as of March 31, 2019 were as follows:

Assets:

Operating lease right-of use asset	$1,315,539

Liabilities:

Lease liability – current portion	$36,926

Lease liability – long-term portion	1,296,846

Total operating lease liabilities	$1,333,772

NOTE 8 - RELATED PARTY TRANSACTIONS

For purposes of these consolidated financial statements, Summit Trading Limited, Zimmerman LLC, the Campanella family, Jody Samuels, Frank Capria, and Triplet Square LLC are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5%, or their affiliate status, during the years ended December 31, 2018 and 2017. During the years ended December 31, 2018 and 2017, the affiliates made non-interest-bearing advances of $23,506 and $321,127, respectively. The balance of these advances, which are due on demand and include the Line of Credit (See Note 5), totaled $612,023 and $588,517 as of December 31, 2018 and 2017, respectively. Included in accounts payable related parties as of March 31, 2019 and December 31, 2018, are expenses incurred with these affiliates totaling $76,512 and $91,512, respectively.

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

In order to secure financing for the MedRecycler-RI, Inc. West Warrick, Rhode Island waste to energy facility, Mr. Campanella agreed that upon initial financing of the project, he shall pledge substantially all of his holdings in the Company, assign his pledges in MedRecycler, LLC, and certain properties held by Mr. Campanella, personally, in order to collateralize the debt obligations. As consideration for his inducement, the Board of Directors has deemed it fair consideration to issue Mr. Campanella 39,000 shares of MedRecycler-RI, Inc. In addition, MedRecycler-RI, Inc. has engaged the services of Marmac Capital Advisors, LLC and Eilers Law Group, P.A. to oversee, negotiate and to facility the financing and capital structure MedRecycler-RI, Inc. As neither party has received compensation for their services for the Company or MedRecycler-RI, Inc. since August of 2018, the Board of Directors has deemed it fair consideration to issue Marmac Capital Advisors, LLC and Eilers Law Group, P.A. 8,000 and 2,000 shares of MedRecycler-RI, Inc., respectively. As a result, the Company shall maintain 51% of the ownership of MedRecycler-RI, Inc. through its MedRecycler, LLC holdings.

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

On May 20, 2019, Nicholas Campanella agreed to forbear any of his rights to convert any portion of his related party debt into common stock until such time that the Company had sufficient authorized shares to honor full conversion of all principal and accrued interest into common stock of the Company.

NOTE 9- SUBSEQUENT EVENTS

The Company issued 52,750,443 shares of common stock for the conversion of certain convertible notes pursuant to Rule 506(b) of the Securities Act of 1933.

On May 20, 2019, Nicholas Campanella, our Chairman and CEO, agreed to forbear his right to convert certain related party debts into common stock of the Company until such time as the Company had sufficient shares to honor his full conversion of principal and interest owed on his related party debts.

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

Company History and Overview

Utilizing managements history in general contracting, coupled with our subject matter expertise and intellectual property (“IP”) knowledge of solar panels and other leading-edge technologies, Sun Pacific Holding (“the Company”) is focused on building a “Next Generation” green energy company. The Company offers competitively priced “Next Generation” solar panel and lighting products by working closely with design, engineering, integration and installation firms in order to deliver turnkey solar and other energy efficient solutions. We provide solar bus stops, solar trashcans and “street kiosks” that utilize our unique advertising offerings that provide State and local municipalities with costs efficient solutions. We provide general, electrical, and plumbing contracting services to a range of both public and commercials customers in support of our goals of expanding our green energy market reach. In conjunction with these general contracting services and as part of our effort to expand our green energy marketplace, we have recently started the process to develop and build out a Waste to Energy plant in the State of Rhode Island.

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

As of today, our principal source of revenues is derived from Street Smart Outdoor Corp. operations in the outdoor advertising business with contracts in place in Rhode Island and Tallahassee, Florida, along with some other minor contracting work. We are currently in discussions with a nationally known outdoor advertising firm to manage and expand our operations, either through a joint venture, partnership, and or a management arrangement as a result of the company’s insufficient working capital and as an option to allow for the expansion of our technologies and or contracts by working with other parties that can bring management expertise and or other resources that may allow us to further optimize our growth strategies.

Sun Pacific Power Corp. continues to make bids for construction projects throughout the Northeast region. However, as of today, we have limited operations in Sun Pacific Power Corp.

Bella Electric, LLC and Sun Pacific Security Corp. have generally ceased operations, but we maintain the subsidiaries in case we find opportunities to relaunch our operations.

MedRecycler, LLC, a wholly owned subsidiary of Sun Pacific Holding Company currently holds fifty one percent (51%) of MedRecycler-RI, Inc., a corporation formed in the state of Rhode Island for the development of waste to energy projects in the state of Rhode Island. Currently, MedRecycler-RI, Inc. has entered into an Indenture of Trust in the amount of $6,025,000.00 as bridge financing for a project in West Warwick, Rhode Island (the “Rhode Island Project”). The original plan was for a facility in Johnston, Rhode Island, but through our negotiations, determined that the West Warwick location was more suitable. The Indenture of Trust has been secured by all equity holdings in MedRecycler-RI, Inc., all personal holdings of equity in the Company held by Nick Campanella, our CEO and member of the Board of Directors. Mr. Campanella has further pledged personal property located in Manapalan in excess of $1,000,000. Payment for the Indenture of Trust is further guaranteed by the Company and Street Smart Outdoor Corp. Currently, MedRecycler-RI, Inc. has entered into a lease agreement in West Warwick, Rhode Island, has taken preliminary steps to order the equipment and is beginning to engage specialists and staff for building out the Rhode Island Project. In order to secure actual operations of the Rhode Island Project, we estimate that MedRecycler-RI, Inc. must still secure a minimum of $10,500,000 in long term financing. MedRecycler-RI, Inc. is currently negotiating with the state of Rhode Island and potential bond financiers to secure the long financing for the Rhode Island Project. Although we anticipate, assuming the long-term financing is secured, the Rhode Island Project may be fully operation as early as the fourth quarter of 2019. Initially, all operational earnings will be earmarked for interest, principal repayment, and the fulfillment of other covenants of the long term financing, As we have not secured long term financing, we can make no statement regarding the long term success of the Rhode Island Project, though, even in a best case scenario, the Rhode Island Project may not be cash flow positive until fully operational and proceeds fulfill covenants under the terms of the yet to be finalized debt financing. Through MedRecycler, LLC, the Company owns fifty-one percent (51%) of MedRecycler-RI, Inc., which was pledged by the Company to Mr. Campanella pursuant to a forbearance agreement related to debts owed to Mr. Campanella. The remaining forty nine percent (49%) of MedRecycler-RI, Inc. is held by Nicholas Campanella, personally, Marmac Corporate Advisors, LLC, and Eilers Law Group, P.A., holding thirty nine percent (39%), eight percent (8%), two percent (2%), respectfully. Mr. Campanella received his ownership as consideration for his personal pledges securing the Indenture of Trust, Marmac Corporate Advisors, LLC and Eilers Law Group, P.A. received their respective ownership as consideration for efforts and services performed. One hundred percent (100%) of the ownership of MedRecycler-RI, Inc. has been pledged to bridge financing, including any pledge rights held by Mr. Campanella in MedRecycler, LLC.

Currently, the Company has been and is insolvent if you factor in the Company’s debt obligations. Over its history and to augment the Company’s strategy, it has sought out partnerships and other arrangements with professionals and companies at the operating subsidiary level to counter its insolvent state, coupled with the Company’s use of debt and equity financings. The Company continues to look for opportunities that will allow it to partner with others in the form of debt and or equity and other contributions at the subsidiary level, and where possible attempt to keep control of at least fifty one percent (51%) of those subsidiaries. While it will also look for the means to correct its insolvent state at the holding company level, given its current negative economic condition, many parties continue to prefer to work with the Company at an operational subsidiary level. The Company is currently exploring other equity and or debt opportunities to correct its overall insolvent state. Although we continue operations through our subsidiary holdings, revenues generated do not fully produce cash flows sufficient to meet our basic capital requirements. In order to meet our reporting requirements alone, we will have to seek additional capital through debt or equity financing and/or request deferred payment or other in-kind payments for services. Street Smart Outdoor is undercapitalized making expansion of our advertising products highly unlikely or difficult to expand without the use of potential partnerships and or commission only sales representatives. Neither the Company nor Street Smart Outdoor have secured additional financing to support operations. We are attempting to partner or otherwise develop a capital strategy to allow us to grow the outdoor advertising business that includes financing outdoor structures with other parties, in which we arrange financing arrangements, and we continue to look for other professional organizations that we can partner with in expanding our contracts. Our Rhode Island Project currently represents a liability of over $6,000,000 and has yet to commence. It will require additional financing, we estimate, of not less than $10,500,000 to complete the build out of phase one for the facility and $16,500,000 if you include consolidating the current $6,000,000 short term indenture. We have plans upon the successful launch of our phase one to double the capacity of the facility, which will require additional financing. MedRecycler-RI, Inc. has yet to secure any additional financing. Failure to be successful with Rhode Island Project could lead to bankruptcy of the Company.

In order to meet certain contractual requirements under promissory notes outstanding and/or in order to recapitalize the common stock of the Company, the Board may recommend to the shareholders a) a reverse stock split; and/or b) an increase in the number of authorized shares of common stock. Such an action could have a dilutive effect on existing shareholders. Currently, Nicholas Campanella, our Chairman and CEO, has super voting rights in the form of his Series A Preferred Stock holdings. Therefore, if the board makes any such recommendation, such actions will be approved by the shareholders of the Company.

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

Going Concern

The Company has an accumulated deficit of approximately $7,131,884 as of March 31, 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Results of Operations

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Revenues: Revenues decreased by approximately $12,375 from $120,740 for the Quarter ended March 31, 2018 to $108,365 for the Quarter ended March 31, 2019 due to delays of our migration away from General Contracting services towards the development of Green Energy Projects including the sale of Solar powered shelters and other energy related projects that derive income from advertising sources. The Company has entered into revenue sharing agreements with the City of Tallahassee, the State of Rhode Island Transportation Authority, and the State of New Jersey, along with others to provide and manage up to approximately 1,700 Solar powered shelters and other related products for a period of up to Ten (10) years that may include providing WiFi Signal Boosters and Advertising in conjunction with the shelters and other related other outdoor related products. Depending upon the timing of installation and advertising revenue generated per shelter and or other advertising-based product, the Company’s Revenue may increase materially from this green energy offering. The Company has recently raised capital to build and deploy up to 20 bus shelters in Rhode Island as part of an income sharing arrangement with an investment group. The Company has recently had 20 bus shelters delivered and is in the process of assembling and deploying the bus shelters into the marketplace. The Company is also presently in the process of adding up to 60 bus benches in the City of Tallahassee and has engaged two new commissioned sales individuals to assist the company in increasing its advertising revenues in the City of Tallahassee market place, along with adding improved sales advertising capabilities in an effort to improve advertising utilization. The Company has also started the process of developing and building in the State of Rhode Island a Waste to Energy Facility. Depending upon the successful completion of raising the necessary capital and completing the facility timely, Revenues may also increase materially from this additional green energy offering. These items along with other revenue generating opportunities under review by the Company may cause dramatic shifts in the Company’s comparative revenue profile of the products and services that the Company provides in the future.

Cost of revenues: Cost of revenues has comparatively remained the same from March 31, 2018 to March 31, 2019 Upon the successful launch and completion of the Company’s Waste to Energy facility and the increase in the Company’s bus shelters and other outdoor advertising producing assets, along with an additional other related construction services, the Company’s Cost of Revenues may increase.

Operating Expenses: Operating expenses decreased by approximately $83,288 from $433,890 for the three months ended March 31, 2018 to $274,688 for the three months ended March 31, 2019 due materially to decreases in wages which were slightly offset by an increase in general and administrative expenses that were associated with project development costs for the Company’s Medical Waste to Energy initiative, other development projects associated with green energy development initiatives that the Company is currently exploring. The Company’s Operating expenses may vary quarter to quarter as a result in upfront development costs for permits, engineering reviews, and other costs associated with the Company’s new development projects related to its Medical Waste to Energy projects as well as other projects that it is currently reviewing.

Other Expenses: Other Expenses increased by approximately $307,105 from $10,286 for the three months ended March 31, 2018 to $317,391 for the three months ended March 31, 2019 as a result of greater amounts of interest expense as a result of the issuance of convertible debt and other capital related events. Given the Company’s financing requirements in developing its new business models, the Company’s other (income) expenses may increase over time as the Company explores the use of additional debt financing.

Net Loss: As a result of the above, Net Loss increased approximately $239,301 from $410,445 for the three months ended March 31, 2018 to $649,746 for the three months ended March 31, 2019.

Continuing Operations, Liquidity and Capital Resources

As of March 31, 2019, we had a working capital deficit of approximately $3,248,209. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

During the three months ended March 31, 2019, we used approximately $249,125 in operating activities driven materially from our operating loss offset by non-cash expenses.

During the three months ended March 31, 2019, we used approximately $7,839 for the purchase of furniture.

During the three months ended March 31, 2019, we received approximately $5,741,760 from financing proceeds driven materially from the proceeds of the bridge financing for the Waste to Energy project.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and (c) that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting principally due to the following:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On August 17, 2017, the Company agreed to issue to 1,000,000 shares of Series B Preferred stock, 200,000 shares of Series C Preferred stock and 284,215,420 shares of common stock to the respective shareholders of Sun Pacific Power Corp in exchange for services

On August 24, 2017, in connection with the reverse merger, the Company issued 5,665,092 shares of common stock to the previous stockholders of the Company.

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

On January 11, 2019 the Company issued 1,500,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.0029 per share.

On January 17, 2019 the Company issued 2,000,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.0033 per share.

On January 11, 2019 the Company issued 1,500,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.0029 per share.

On January 29, 2019 the Company issued 2,000,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.0016 per share.

On January 30, 2019 the Company issued 3,500,00 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.0018 per share.

On February 7, 2019 the Company issued 3,750,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.0018 per share.

On February 12, 2019 the Company issued 3,776,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.0016 per share.

On February 14, 2019 the Company issued 3,900,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.0018 per share.

On February 26, 2019 the Company issued 3,776,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.0016 per share.

On February 27, 2019 the Company issued 4,300,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.0018 per share.

On March 11, 2019 the Company issued 4,700,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.0019 per share.

On March 13, 2019 the Company issued 4,000,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.0017 per share.

On March 20, 2019 the Company issued 5,100,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.0017 per share.

On March 27, 2019 the Company issued 5,400,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.0016 per share.

On March 27, 2019 the Company issued 5,438,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.0014 per share.

The issuances of the above shares of common stock were exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(a)(2) thereto as isolated transactions not involving a public offering. Following the issuances and as of the May 1, 2019, the Registrant has a total of 137,695,497 shares of common stock issued and outstanding.

All the offers and sales of securities listed above were made to accredited investors. The issuance of the above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended March 31, 2019, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

Sun Pacific Holding Corp.

Date: May 20, 2019	By:	/s/ Nicholas Campanella
Nicholas Campanella
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

