Form 10-Q/A
period 2019-03-31
Sun Pacific Holding Corp.
filed 2019-05-23
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment #1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 as originally filed with the Securities and Exchange Commission on May 20, 2019 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) Item 4 of Part I, “Controls and Procedures,” and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below. We do not believe these to be material changes, but better reflect an accurate accounting of our financials statements.

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Restated)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$123,752	$4,851
Cash held in escrow	2,942,874	-
Prepaid interest held in escrow	706,933
Accounts receivable, net of allowance for uncollectable accounts of $145,155	55,593	77,137
Other current assets	-	7,234
Total current assets	3,829,152	89,222

Property and Equipment, Net	196,512	204,951
Right-of-use Asset	1,315,539	-
Deposits	1,716,087	-

Total assets	$7,057,290	$294,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$202,827	$245,125
Accounts payable, related party	76,512	91,512
Accrued compensation to officer	646,588	631,166
Accrued expenses	338,982	203,670
Accrued expenses, related party	34,890	31,745
Dividends payable, related party	18,913	18,913
Advances from related parties	613,551	612,023
Project financing obligation	260,000	260,000
Vehicle installment notes payable, current portion	21,631	28,943
Convertible notes payable, net of discounts	445,323	423,454
Convertible notes payable, related party, net of discounts	408,974	408,974
Note payable	5,798,854	-
Lease liability, current portion	36,926	-
Total current liabilities	8,903,971	2,955,525

Long Term Liabilities:
Lease liability, net of current portion	1,296,846	-
Vehicle installment notes payable, net of current portion	25,643	31,724
Total long-term liabilities	1,322,489	31,724
Total liabilities	10,226,460	2,987,249

Commitments and contingencies (see Note 7)

Stockholders’ Deficit:
Preferred stock $0.0001 par value, 20,000,000 million shares authorized:
Series A preferred stock: 12,000,000 shares designated; 12,000,000 shares issued and outstanding	1,200	1,200
Series B preferred stock: 1,000,000 shares designated; -0- shares issued and outstanding, respectively	-	-
Series C preferred stock: 500,000 shares designated; -0- and 275,000 shares issued and outstanding, respectively	-	-
Common stock $0.0001 par value, 500,000,000 shares authorized; 120,041,354 and 66,901,354 shares issued and outstanding, respectively	12,004	6,690
Additional paid in capital	4,037,350	3,948,051
Accumulated deficit	(7,043,980)	(6,649,017)
Total deficit	(2,993,426)	(2,693,076)
Non-controlling interest in subsidiary	(175,744)	-
Total stockholders’ deficit	(3,169,170)	(2,693,076)

Total liabilities and stockholders’ deficit	$7,057,290	$294,173

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Restated)

(Unaudited)

	2019	2018

Revenues	$108,365	$120,740
Cost of Revenues	86,993	87,009

Gross profit	21,372	33,731

Operating expenses:
Wages and compensation	33,488	182,787
Professional fees	93,302	151,247
Insurance	2,509	-
Rent	8,753	7,746
General and administrative	136,636	92,110
Total operating expenses	274,688	433,890

Loss from operations	(253,316)	(400,159)

Other Expenses:
Dividend expense - preferred stock	-	(3,125)
Interest expense	(317,391)	(7,161)
Total other expense	(317,391)	(10,286)

Net loss	$(570,707)	$(410,445)

Net loss attributable to non-controlling interest	175,744	-

Net loss attributable to common stockholders	$(394,963)	$(410,445)

Net Loss Per Common Share - Basic	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	86,473,465	60,889,512

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Restated)

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated	Non -controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Three Months Ended March 31, 2018
Balances at December 31, 2017	12,000,000	$1,200	275,000	$28	60,833,030	$6,083	$3,168,626	$(4,873,536)	$-	$(1,697,599)
Issuance of common stock for cash	-	-	-	-	100,000	10	59,990	-	-	60,000
Issuance of common stock warrants for
services	-	-	-	-	-	-	136,474	-	-	136,474
Net loss	-	-	-	-	-	-	-	(410,445)	-	(410,445)
Balances at March 31, 2018	12,000,000	$1,200	275,000	$28	60,933,030	$6,093	$3,365,090	$(5,283,981)	$-	$(1,911,570)

Three Months Ended March 31, 2019
Balances at December 31, 2018	12,000,000	$1,200	-	$-	66,901,354	$6,690	$3,948,051	$(6,649,017)	$-	$(2,693,076)
Issuance of common stock for conversion of
convertible debt	-	-	-	-	53,140,000	5,314	89,299	-	-	94,613
Net loss	-	-	-	-	-	-	-	(394,963)	(175,744)	(570,707)
Balances at March 31, 2019	12,000,000	$1,200	-	$-	120,041,354	$12,004	$4,037,350	$(7,043,980)	$(175,744)	$(3,169,170)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Restated)

(Unaudited)

	2019	2018
Cash flows from Operating Activities:
Net loss	$(570,707)	$(410,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,276	39,301
Amortization of debt discount - interest expense	145,318	3,332
Conversion fees settled with common stock	7,564	-
Warrants issued for services	-	136,474
Changes in operating assets and liabilities:
Accounts receivable	21,544	27,625
Deposits	7,234	(1,000)
Accounts payable	(42,296)	20,052
Accounts payable, related party	(15,000)	-
Accrued compensation to officer	15,422	45,695
Accrued expenses	144,142	43,000
Accrued expenses, related party	3,145	-
Dividends payable, related party	-	3,125
Right-to-use asset and obligation	18,233
Net cash used in operating activities	(249,125)	(92,841)

Cash flows from Investing Activities:
Proceeds from sale of property and equipment	(7,839)	-
Net cash used in investing activities	(7,839)	-

Cash flows from Financing Activities:
Proceeds from advances from related parties	1,528	1,031
Proceeds from note payable released from escrow	387,730	-
Proceeds from issuance of common stock	-	60,000
Repayment of vehicle installment notes payable	(13,393)	(5,950)
Net cash provided by financing activities	375,868	55,081

Net increase (decrease) in cash	118,901	(37,760)
Cash at beginning of period	4,851	55,740
Cash at end of period	$123,752	$17,980

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Cash held in escrow from note payable	$5,046,692	$-
Prepaid interest held in escrow from note payable	$706,933	$-
Discount from note payable	$271,375	$-
Conversion of convertible notes and accrued interest	$87,050	$-
Deposits on equipment from cash held in escrow	$1,716,087	$-
Right of use asset and operating lease liability	$1,338,686	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINACNIAL STATEMENTS

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

Restatement

The Company is restating its financial statements for the three months ended March 31, 2019, due to errors that occurred during the processing of this report on Form 10Q.

The following summarizes restatements to the Company’s condensed consolidated balance sheet as of March 31, 2019:

	Reported	Adjustment	Restated
Cash held in escrow	$2,892,827	$50,047	$2,942,874
Current Assets	$3,779,105	$50,047	$3,829,152
Total Assets	$7,007,243	$50,047	$7,057,290

Accumulated Deficit	$(7,094,027)	$50,047	$(7,043,980)
Total Stockholder’s Deficit	$(3,219,217)	$50,047	$(3,169,170)

The following summarizes restatements to the Company’s condensed consolidated statement of operations for the three months ended March 31, 2019:

	Reported	Adjustment	Restated
Professional fees	$143,349	$(50,047)	$93,302
Total operating expenses	$324,735	$(50,047)	$274,688
Net loss	$(620,754)	$50,047	$(570,707)

Net loss per share	$(0.01)	$0.01	$(0.00)

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2019 and 2018, the Company incurred losses of $570.707 and $410,445, respectively, and used $249,125 and $92,841, respectively, of cash in operations. The Company has a working capital deficit of $5,074,819 as of March 31, 2019. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the additional capital to meet short and long-term operating requirements. Management is continuing to pursue external financing alternatives to improve the Company’s working capital position however additional financing may not be available upon acceptable terms, or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

For purposes of these consolidated financial statements, Summit Trading Limited, Zimmerman LLC, the Campanella family, Jody Samuels, Frank Capria, and Triplet Square LLC are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5%, or their affiliate status, during the years ended December 31, 2018 and 2017. During the years ended December 31, 2018 and 2017, the affiliates made non-interest-bearing advances of $23,506 and $321,127, respectively. The balance of these advances, which are due on demand and include the Line of Credit (See Note 5), totaled $613,551 and $612,023 as of March 31, 2019 and December 31, 2018, respectively. Included in accounts payable related parties as of March 31, 2019 and December 31, 2018, are expenses incurred with these affiliates totaling $76,512 and $91,512, respectively.

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

NOTE 9- SUBSEQUENT EVENTS

On or about April 9, 2019, we issued 5,900,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.00144 per share of common stock.

On or about April 16, 2019, we issued 6,000,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.0014 per share of common stock.

On or about April 26, 2019, we issued 5,978,800 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.00128 per share of common stock.

On or about May 1, 2019, we issued 5,978,800 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.00132 per share of common stock.

On or about May 1, 2019, we issued 6,700,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.001485 per share of common stock.

On or about May 6, 2019, we issued 6,871,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.001 per share of common stock.

On or about May 8, 2019, we issued 7,700,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.001035 per share of common stock.

On or about May 9, 2019, we issued 7,846,500 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.00092 per share of common stock.

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

Going Concern

The Company has an accumulated deficit of approximately $7,043,980 as of March 31, 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Operating Expenses: Operating expenses decreased by approximately $159,202 from $433,890 for the three months ended March 31, 2018 to $274,688 for the three months ended March 31, 2019 due materially to decreases in wages which were slightly offset by an increase in general and administrative expenses that were associated with project development costs for the Company’s Medical Waste to Energy initiative, other development projects associated with green energy development initiatives that the Company is currently exploring. The Company’s Operating expenses may vary quarter to quarter as a result in upfront development costs for permits, engineering reviews, and other costs associated with the Company’s new development projects related to its Medical Waste to Energy projects as well as other projects that it is currently reviewing.

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

Net Loss: As a result of the above, Net Loss increased approximately $160,262 from $410,445 for the three months ended March 31, 2018 to $570,707 for the three months ended March 31, 2019.

Continuing Operations, Liquidity and Capital Resources

As of March 31, 2019, we had a working capital deficit of approximately $5,074,819. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

During the three months ended March 31, 2019, we used approximately $249,125 in operating activities driven materially from our operating loss offset by non-cash expenses.

During the three months ended March 31, 2019, we used approximately $7,839 for the purchase of furniture.

During the three months ended March 31, 2019, we received approximately $375,865 from financing proceeds driven materially from the proceeds of the bridge financing for the Waste to Energy project.

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

Sun Pacific Holding Corp.

Date: May 22, 2019	By:	/s/ Nicholas Campanella
Nicholas Campanella
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

