Form 10-Q
period 2019-06-30
Sun Pacific Holding Corp.
filed 2019-08-19
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes [  ] No [X]

As of August 13, 2019, there were 395,898,624 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUN PACIFIC HOLDING CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$112,385	$4,851
Cash held in escrow	953,297	-
Cash held in escrow for interest	706,933	-
Accounts receivable, net of allowance for uncollectable accounts of $145,155	98,699	77,137
Other current assets	-	7,234
Total current assets	1,871,314	89,222

Property and Equipment, Net	1,827,913	204,951
Right-of-use Asset	1,306,454	-
Deposits	1,715,868	-

Total assets	$6,721,549	$294,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$229,497	$245,125
Accounts payable, related party	76,512	91,512
Accrued compensation to officer	687,364	631,166
Accrued expenses	520,005	203,670
Accrued expenses, related party	39,123	31,745
Dividends payable, related party	23,270	18,913
Advances from related parties	612,024	612,023
Project financing obligation	260,000	260,000
Vehicle installment notes payable, current portion	21,631	28,943
Convertible notes payable, net of discounts	376,926	423,454
Convertible notes payable, related party, net of discounts	408,974	408,974
Note payable, net of discounts	5,866,636	-
Lease liability, current portion	79,903	-
Total current liabilities	9,201,865	2,955,525

Long Term Liabilities:
Lease liability, net of current portion	1,234,602	-
Vehicle installment notes payable, net of current portion	20,867	31,724
Total long-term liabilities	1,255,469	31,724
Total liabilities	10,457,334	2,987,249

Commitments and contingencies (see Note 7)

Stockholders’ Deficit:
Preferred stock $0.0001 par value, 20,000,000 million shares authorized:
Series A preferred stock: 12,000,000 shares designated; 12,000,000 shares issued and outstanding	1,200	1,200
Series B preferred stock: 1,000,000 shares designated; -0- shares issued and outstanding, respectively	-	-
Series C preferred stock: 500,000 shares designated; -0- shares issued and outstanding, respectively	-	-
Common stock $0.0001 par value, 500,000,000 shares authorized; 277,844,481 and 66,901,354 shares issued and outstanding, respectively	27,784	6,690
Additional paid in capital	4,161,579	3,948,051
Accumulated deficit	(7,500,440)	(6,649,017)
Total deficit	(3,309,877)	(2,693,076)
Non-controlling interest in subsidiary	(425,909)	-
Total stockholders’ deficit	(3,735,785)	(2,693,076)

Total liabilities and stockholders’ deficit	$6,721,549	$294,173

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$101,923	$145,339	$210,288	$266,079
Cost of Revenues	41,422	93,094	128,415	180,103

Gross profit	60,501	52,245	81,873	85,976

Operating expenses:
Wages and compensation	81,649	38,201	115,137	220,988
Professional fees	248,319	263,635	341,621	414,882
General and administrative	148,182	274,762	296,080	335,317
Total operating expenses	478,150	576,598	752,838	971,187

Loss from operations	(417,649)	(524,353)	(670,965)	(885,211)

Other Expenses:
Dividend expense - preferred stock	-	(3,125)	-	(6,250)
Interest expense	(288,975)	(106,559)	(606,366)	(110,388)
Total other expense	(288,975)	(109,684)	(606,366)	(116,638)

Net loss	$(706,624)	$(634,037)	$(1,277,331)	$(1,001,849)

Net loss attributable to non-controlling interest	250,165	-	425,909	-

Net loss attributable to common stockholders	$(456,460)	$(634,037)	$(851,423)	$(1,001,849)

Net Loss Per Common Share - Basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Shares Outstanding - Basic	178,912,854	62,663,833	132,454,826	61,786,546

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated	Non - controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Six Months Ended June 30, 2018
Balances at December 31, 2017	12,000,000	$1,200	275,000	$28	60,833,030	$6,083	$3,168,626	$(4,873,536)	$-	$(1,697,599)
Issuance of common stock for cash	-	-	-	-	100,000	10	59,990	-	-	60,000
Issuance of common stock warrants for services	-	-	-	-	-	-	130,641	-	-	130,641
Net loss	-	-	-	-	-	-	-	(367,811)	-	(367,811)
Balances at March 31, 2018	12,000,000	1,200	275,000	28	60,933,030	6,093	3,359,257	(5,241,347)	-	(1,874,769)
Issuance of common stock for cash	-	-	-	-	1,130,000	113	112,887	-	-	113,000
Issuance of common stock in settlement of accounts payable	-	-	-	-	668,324	67	84,118	-	-	84,185
Issuance of common stock warrants with convertible debt	-	-	-	-	-	-	280,019	-	-	280,019
Beneficial conversion feature on convertible debt	-	-	-	-	-	-	69,981	-	-	69,981
Net loss	-	-	-	-	-	-	-	(634,037)	-	(634,037)
Balances at June 30, 2018	12,000,000	$1,200	275,000	$28	62,731,354	$6,273	$3,906,262	$(5,875,384)	$-	$(1,961,621)

Six Months Ended June 30, 2019
Balances at December 31, 2018	12,000,000	$1,200	-	$-	66,901,354	$6,690	$3,948,051	$(6,649,017)	$-	$(2,693,076)
Issuance of common stock for conversion of convertible debt	-	-	-	-	53,140,000	5,314	89,299	-	-	94,613
Net loss	-	-	-	-	-	-	-	(394,963)	(175,744)	(570,707)
Balances at March 31, 2019	12,000,000	1,200	-	-	120,041,354	12,004	4,037,350	(7,043,980)	(175,744)	(3,169,170)
Issuance of common stock for conversion of convertible debt	-	-	-	-	157,803,127	15,780	124,229	-	-	140,009
Net loss	-	-	-	-	-	-	-	(456,460)	(250,165)	(706,624)
Balances at June 30, 2019	12,000,000	$1,200	-	$-	277,844,481	$27,784	$4,161,579	$(7,500,440)	$(425,909)	$(3,735,785)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	2019	2018
Cash flows from Operating Activities:
Net loss	$(1,277,331)	$(1,001,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,552	78,602
Amortization of debt discount - interest expense	269,472	83,748
Conversion fees settled with common stock	16,639	-
Warrants issued for services	-	130,641
Common stock issued for services	-	84,184
Changes in operating assets and liabilities:
Accounts receivable	(21,562)	36,495
Deposits and other assets	(1,708,634)	(15,122)
Accounts payable	(15,629)	15,864
Accounts payable, related party	(15,000)	-
Accrued compensation to officer	56,198	74,988
Accrued expenses	330,553	47,375
Accrued expenses, related party	7,378	-
Dividends payable, related party	4,357	6,250
Right-to-use asset and obligation	8,051
Net cash used in operating activities	(2,312,956)	(458,824)

Cash flows from Investing Activities:
Purchases of property and equipment	(1,655,514)	-
Net cash used in investing activities	(1,655,514)	-

Cash flows from Financing Activities:
Proceeds from notes payable released from escrow.	5,753,625	-
Repayment of advances from related parties	-	(219)
Proceeds from issuance of common stock	-	173,001
Proceeds from financing obligation	-	260,000
Proceeds from convertible notes payable, net of issuance costs	-	281,660
Repayment of vehicle installment notes payable	(18,169)	(11,434)
Net cash provided by financing activities	5,735,456	703,008

Net decrease in cash	1,766,986	244,184
Cash and restricted cash at beginning of period	4,851	55,740
Cash and restricted cash at end of period	$1,771,837	$299,924

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Discount from note payable	$271,375	$-
Issuance of common stock for conversion of
convertible debt	$217,983	$-
Right of use asset and operating lease liability	$1,338,686	$-
Convertible debt discounts for beneficial conversion features	$-	$69,981
Convertible debt discounts for detachable warrants	$-	$280,019
Settlement of convertible debt through AP	$-	$5,032
Issuance costs related to convertible debt	$-	$68,340

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINACNIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

Description of business

Utilizing managements history and contacts in general contracting, coupled with our subject matter expertise and intellectual property (“IP”) knowledge of solar panels and other environmentally friendly technologies, Sun Pacific Holding (“the Company”) is focused on building a “Next Generation” green energy company. The Company offers competitively priced “Next Generation” solar panel and lighting products by working closely with design, engineering, integration and installation firms in order to deliver turnkey solar and other energy efficient solutions. The Company provides solar bus stops, solar trashcans and “street kiosks” that utilize our unique advertising offerings that provide State and local municipalities with costs efficient solutions. The Company provides general, electrical, and plumbing contracting services to a range of both public and commercials customers in support of our goals of expanding our green energy market reach. In conjunction with these general contracting services and as part of our effort to expand our green energy marketplace, we have recently started the process to develop and build out a Waste to Energy plant in the state of Rhode Island and we are also exploring partnerships that will allow the Company to develop additional green energy projects such as solar farms and or other green projects that can utilize the Company’s expertise.

The Company has been unable to produce positive cashflows since inception resulting in the Company relying heavily upon convertible promissory notes and equity financing. As a result, the Company’s shareholders have suffered from highly dilutive financings.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. As of June 30, 2019, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At June 30, 2019, none of the Company’s cash balances were in excess of federally insured limits with the exception of $1,660,230 of cash balances held in escrow at UMB Bank, NA under a project fund that the Company’s subsidiary, MedRecycler-RI, Inc. is drawing balances against for the development of its Medical Waste to Energy project in Rhode Island. Any and all withdrawals are strictly controlled by the lending institution, and use of proceeds must be approved prior to release of funds.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts totaled $145,055 as of June 30, 2019 and December 31, 2018.

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

Deposits

During the six months ended June 30, 2019, the Company made deposits of approximately $1,700,000 pursuant to a purchase of equipment costing approximately $7,200,000, currently expected to be delivered in August 2019 for assembly onsite at MedRecycler-RI, Inc.’s West Warwick, Rhode Island facility.

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

Impairment of long-lived assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. At June 30, 2019 and December 31, 2018, the Company has not identified any such impairment losses.

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

Revenue recognition

100% of the Company’s revenue for the Three and Six months ended June 30, 2019 is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as defined by Topic 606, as amended.

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

	Six Months Ended
	June 30, 2019	June 30, 2018
Outdoor Advertising Shelter Revenues	$108,218	$132,094
Contracting Service Revenues	102,070	133,985
	$210,288	$266,079

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the three months ended June 30, 2019 and 2018, basic and diluted loss per share are the same as the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the three and six months ended June 30, 2019 and 2018, the following potential shares have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive:

	2019	2018
Convertible Debt	292,527,000	37,557,004
Convertible Debt Subject to Forbearance Agreement	8,179,480	-
Warrants	309,031,237	7,724,727
	609,737,717	45,281,731

Recent Accounting Pronouncements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2019 and 2018, the Company incurred losses of $1,277,331 and $1,001,849, respectively, and used $596,091 and $458,824, respectively, of cash in operations. The Company has a working capital deficit of $7,330,551 as of June 30, 2019. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the additional capital to meet short and long-term operating requirements. Management is continuing to pursue external financing alternatives to improve the Company’s working capital position however additional financing may not be available upon acceptable terms, or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of June 30, 2019 and December 31, 2018:

	2019	2018
MedRecycler-RI, Inc. Plant and Equipment	$1,655,514	$-
Furniture and equipment	271,817	271,817
Vehicles	189,012	189,012
Leasehold Improvements	66,077	66,077
Less: Accumulated Depreciation	(354,507)	(321,955)
Property and equipment, net	$1,827,913	$204,951

Depreciation expenses totaled $32,552 and $78,602 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 5 - BORROWINGS

Vehicle installment notes payable

The Company’s vehicle installment notes payable consist of several installment notes for various vehicles used in the Company’s operations. At June 30, 2019, the notes have annual interest rates between 3.49% and 4.07% and require monthly minimum payments of principal and interest ranging from $370 to $434. The Company’s installment notes are collateralized by the vehicles purchased with the respective installment notes. The notes mature from November 2020 to August 2021. As of June 30, 2019, and December 31, 2018, the balance of the notes totaled $42,498 and $60,667, respectively.

Convertible notes payable.

On August 24, 2016, the Company issued two two-year unsecured convertible notes payable totaling $200,000 pursuant to a private placement memorandum. The notes matured on August 24, 2018 and have an annual interest rate of 12.5%. At the election of the holder, upon the occurrence of certain events, the notes can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature was contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with the notes, the predecessor Company issued a total of 200,000 shares of Series B preferred stock, which was canceled upon the reverse merger. In August 2018, the holders of the notes agreed to extend the maturity date of the notes to December 31, 2018, in exchange for warrants to acquire 600,000 shares of common stock for an exercise price of $0.31 per share, exercisable over three years. The Company estimated the fair value of the warrants, totaling $16,401, using the Black Scholes Method and recorded an additional discount against the note that was amortized over the extend term of the notes. As of June 30, 2019 and December 31, 2018, the balance of the notes totaled $196,850, and no unamortized discounts remained.

In April 2018, the Company issued convertible notes with an aggregate principal balance of $350,000, for net proceeds after issuance costs which were recorded as a discount against the debt to be amortized into interest expense through the maturity of the notes, of $281,660. The notes mature in April 2019, accrue interest at an annual rate of 10% and are convertible into common stock at a conversion rate equal to the greater of $0.05 and 60% times the lowest trading price of the Company’s common stock during the 18 trading days prior to conversion. In the event of default, if the trading price of the Company’s common stock falls below $0.07, the floor moves to $0.01 and if the price of the Company’s common stock falls to below $0.03, the floor moves to $0.0001. Because the conversion feature is indexed to the Company’s stock, and there is an explicit cap to the total number of shares issuable upon conversion, the Company determine that the embedded conversion option did not require bifurcation and liability presentation. The investors in the notes also received warrants to acquire an aggregate of 6,349,457 shares of common stock for an exercise price of $0.11 per share, exercisable for 2 years. The Company estimated the fair value of the warrants using the Black Scholes model and the following assumptions: volatility – 261.8% to 268.7%; expected term – 2.0 years; dividend rate – 0.0%; risk free rate – 2.49%, and allocated $173,355 of the proceeds to the warrants, which was recorded as a discount against the debt to be amortized into interest expense through the maturity of the notes. Based on the allocation of proceeds to the debt, the Company determined there was a beneficial conversion feature totaling $176,645, which was recorded as a discount against the debt to be amortized into interest expense through the maturity of the notes. During the six months ended June 30, 2019, holder of the notes elected to convert principal, interest, and conversion fees totaling $234,622 into 210,943,127 shares of common stock. During the six months ended June 30, 2019, the Company amortized $156,461 of the discounts. As of June 30, 2019, the notes are carried at $180,076, and no unamortized discounts remain. On July 8, 2019 the Company entered into a settlement agreement with Auctus Fund, LLC, settling all amounts owed pursuant to that convertible promissory note entered into on April 30, 2018 for $150,000. See Note 9.

Convertible notes payable, related party

On October 23, 2015, a total of $332,474 in advances from a related party was converted into two one-year unsecured convertible notes payable to Nicholas Campanella, Chief Executive Officer of the Company (Note 8). The notes have an annual interest rate of 6% and are currently past due. At the election of the holder, the notes can be converted into common stock of the Company at a conversion price per share equal to 20% of the average bid price for the three consecutive business days prior to conversion. The notes are subject to a forbearance agreement, pursuant to which the holder cannot convert the note until such time as the Company has sufficient authorized and unissued common stock available. See Note 8. As of June 30, 2019 and December 31, 2018, the balances of the notes totaled $332,474. As of June 30, 2019, there was $34,890 of accrued interest on these advances, included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.

On August 24, 2016, a total of $76,500 in advances from a related party was converted into a two-year unsecured convertible note payable to Nicholas Campanella, Chief Executive Officer of the Company (Note 8), pursuant to a private placement memorandum. The note matured on August 24, 2018, has an annual interest rate of 12.5% and is past due. At the election of the holder, upon the occurrence of certain events, the note can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The notes are subject to a forbearance agreement, pursuant to which the holder cannot convert the note until such time as the Company has sufficient authorized and unissued common stock available. See Note 8. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with this note, the Company issued 75,000 shares of Series B preferred stock. As of June 30, 2019, and December 31, 2018, the balance of the notes was $76,500.

Project Financing Obligation

In June 2018, the Company received proceeds of $260,000 pursuant to a partnership agreement and related partnership contribution agreements with third party investors, pursuant which investors have agreed to provide financing for no less than (10) ten new bus shelters being installed annually. Each investment in the partnership grants the investor the right to preferential distributions of profits related to the Company’s contract with Rhode Island. The investors receive 100% of the profits from the Rhode Island contract to install 20 bus shelters until 100% of the initial investments are returned. Thereafter, the investors receive 20% of the remaining profits from Rhode Island contract. As of June 30, 2019, no profits have been earned on the Rhode Island contract, no repayments have occurred, and the total amount of investments received totaling $260,000 is reflected on the accompanying condensed consolidated balance sheet as a Project Financing Obligation. During the 2nd quarter of 2019, the Company received from the manufacturer the respective Bus Shelters and presently they are in the process of being assembled and installed accordingly.

Line of credit, related party

On October 23, 2015, the Company entered into a line of credit agreement with Nicholas Campanella, Chief Executive officer of the Company, for a total value of $250,000. The line of credit does not bear an interest rate and is payable on demand. As of June 30, 2019, and December 31, 2018, the balance of the debt to related party was $163,157 and is include in advances from related parties on the accompanying condensed consolidated balance sheets.

Indenture of Trust

In January 2019, MedRecycler, LLC, a 51%-owned subsidiary of Sun Pacific Holding organized in the state of Rhode Island for the development of waste to energy projects in the state of Rhode Island. Currently, MedRecycler-RI, Inc. has entered into an Indenture of Trust in the amount of $6,025,000.00 as bridge financing for a project in West Warwick, Rhode Island. The proceeds from the indenture are held in escrow to be used to (i) to provide for the financing of certain waste to energy facility and related improvements (the “Improvements”); (ii) to provide for the financing or refinancing of certain equipment to be used in connection with the Improvements (the “Equipment” and together with the Improvements, the “Project”); (iii) to provide for the financing of capitalized interest; and (iv) to pay certain costs incurred in connection with the Project. The principal balance of the indenture accrues interest at an annual rate of 12%, payable semi-annually, and matures on January 29, 2020. The Company incurred debt issuance costs of $271,375, which were recorded as a discount against the indenture to be amortized into interest expense through the maturity of the indenture. For the six months ended June 30, 2019, the Company amortized $113,011 of the discount, and as of June 30, 2019, the indenture is carried at $5,866,636, net of unamortized discount of $158,364.

The Company’s estimated future maturities of the Company’s debt, as of June 30, 2019, are as follows:

Twelve Months Ending June 30,	Amount
2019	$6,994,162
2020	16,874
2021	3,993
Thereafter	-
$7,015,029

NOTE 6 - PREFERRED STOCK AND COMMON STOCK

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock as of June 30, 2019. As of June 30, 2019, the Company has designated 12,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Convertible Preferred Stock, and 500,000 shares of Series C Convertible Stock.

Each share of Series A Preferred Stock is entitled to 125 votes on all matters submitted to a vote to the stockholders of the Company, and does not have conversion, dividend or distribution upon liquidation rights. As of June 30, 2019, there were 12,000,000 shares of Series A preferred stock outstanding, and are held by Nicholas Campanella, CEO of the Company. See Note 8.

Common stock

During the six months ended June 30, 2019, the Company issued 210,943,127 shares of common stock upon the conversion of convertible debt principal, interest and conversion fees totaling $234,622.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment agreement

On December 20, 2014, the Company entered into a five-year employment agreement with Nicholas Campanella, Chief Executive Officer. Under the terms of the agreement, the Company is required to pay a base compensation of $180,000 annually, subject to increases in cost of living and performance bonuses as awarded by the Board of Directors. After 5 years, the agreement is automatically renewed for an additional two years unless terminated by either party. As part of the agreement Mr. Campanella opted to defer, with no interest, the receipt of compensation under the agreement until the Company has the funds to pay its obligation. At June 30, 2019 and December 31, 2018, the Company had accrued compensation of $687,364 and $631,166, respectively, and recorded the related expenses in ‘general and administrative’ on the accompanying condensed consolidated statements of operations.

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

The following is a schedule showing the future minimum lease payments under leases for the next five years and the present value of the minimum lease payments as of June 30, 2019.

Remainder of 2019	$118,749
2020	243,249
2021	250,317
2022	217,361
2023	215,797
Thereafter	1,286,696
Total minimum lease payments	2,332,169
Less: Amount representing interest	(1,017,664)
Present value of minimum lease payments	$1,314,505

For the six months ended June 30, 2019, lease expense was approximately $34,881 inclusive of short-term leases.

The related lease balance included in the condensed consolidated balance sheet as of June 30, 2019 were as follows:

Assets:

Operating lease right-of use asset	$1,306,454

Liabilities:

Lease liability – current portion	$79,903

Lease liability – long-term portion	1,234,602

Total operating lease liabilities	$1,314,505

NOTE 8 - RELATED PARTY TRANSACTIONS

For purposes of these consolidated financial statements, Summit Trading Limited, Zimmerman LLC, the Campanella family, Jody Samuels, Frank Capria, and Triplet Square LLC are considered related parties due to their beneficial ownership (shareholdings or voting rights) in excess of 5%, or their affiliate status, during the years ended December 31, 2018 and 2017. During the years ended December 31, 2018 and 2017, the affiliates made non-interest-bearing advances of $23,506 and $321,127, respectively. The balance of these advances, which are due on demand and include the Line of Credit (See Note 5), totaled $612,023 and $588,517 as of June 30, 2019 and December 31, 2018, respectively. Included in accounts payable related parties as of June 30, 2019 and December 31, 2018, are expenses incurred with these affiliates totaling $76,512 and $91,512, respectively.

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

NOTE 9- SUBSEQUENT EVENTS

From about July 1, 2019, through August 19, 2019 the Company issued 131,600,000 shares of common stock pursuant to the conversion of a certain convertible debentures, including accrued interest and conversion fees totaling $52,398.

On June 21, 2019, the Company issued a six month ten percent interest promissory note in the amount of $200,000.00. The note was funded July 8, 2019. Per the terms of the note, the lender was issued 2,000,000 shares of restricted common stock as an inducement.

On July 8, 2019, the Company entered into a settlement agreement with Auctus Fund, LLC settling all amounts owed pursuant to that convertible promissory note entered into on April 30, 2018 for $150,000.00.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. This discussion should be read in conjunction with the other sections of this Form 10-Q, including “Risk Factors,” and the Financial Statements. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report on Form 10-K. See “Forward-Looking Statements.” Our actual results may differ materially. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

MedRecycler, LLC, a wholly owned subsidiary of Sun Pacific Holding Company currently holds fifty one percent (51%) of MedRecycler-RI, Inc., a corporation formed in the state of Rhode Island for the development of waste to energy projects in the state of Rhode Island. Currently, MedRecycler-RI, Inc. has entered into an Indenture of Trust in the amount of $6,025,000.00 as bridge financing for a project in West Warwick, Rhode Island (the “Rhode Island Project”). The original plan was for a facility in Johnston, Rhode Island, but through our negotiations, determined that the West Warwick location was more suitable. The Indenture of Trust has been secured by all equity holdings in MedRecycler-RI, Inc., all personal holdings of equity in the Company held by Nick Campanella, our CEO and member of the Board of Directors. Mr. Campanella has further pledged personal property located in Manapalan in excess of $1,000,000. Payment for the Indenture of Trust is further guaranteed by the Company and Street Smart Outdoor Corp. Currently, MedRecycler-RI, Inc. has entered into a lease agreement in West Warwick, Rhode Island, has taken preliminary steps to order the equipment and is beginning to engage specialists and staff for building out the Rhode Island Project. In order to secure actual operations of the Rhode Island Project, we estimate that MedRecycler-RI, Inc. must still secure a minimum of $10,500,000 in long term financing. MedRecycler-RI, Inc. is currently negotiating with the state of Rhode Island and potential bond financiers to secure the long-term financing for the Rhode Island Project. Although we anticipate, assuming the long-term financing is secured, the Rhode Island Project may be fully operation as early as the fourth quarter of 2019, but at this time we are estimating an early 2020 time frame for the start of operations as a result of delays closing on long-term financing. all operational earnings will be earmarked for interest, principal repayment, and the fulfillment of other covenants of the long term financing, As we have not secured long term financing, we can make no statement regarding the long term success of the Rhode Island Project, though, even in a best case scenario, the Rhode Island Project may not be cash flow positive until fully operational and proceeds fulfill covenants under the terms of the yet to be finalized debt financing. Through MedRecycler, LLC, the Company owns fifty-one percent (51%) of MedRecycler-RI, Inc., which was pledged by the Company to Mr. Campanella pursuant to a forbearance agreement related to debts owed to Mr. Campanella. The remaining forty nine percent (49%) of MedRecycler-RI, Inc. is held by Nicholas Campanella, personally, Marmac Corporate Advisors, LLC, and Eilers Law Group, P.A., holding thirty nine percent (39%), eight percent (8%), two percent (2%), respectfully. Mr. Campanella received his ownership as consideration for his personal pledges securing the Indenture of Trust, Marmac Corporate Advisors, LLC and Eilers Law Group, P.A. received their respective ownership as consideration for efforts and services performed. One hundred percent (100%) of the ownership of MedRecycler-RI, Inc. has been pledged to bridge financing, including any pledge rights held by Mr. Campanella in MedRecycler, LLC.

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

Going Concern

The Company has an accumulated deficit of approximately $7,500,440 as of June 30, 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Our common stock trades below $0.01 and has been from the OTCQB Tier.

OTC Markets requires, amongst other things, that in order to qualify for OTCQB listings, an issuer have their common stock trade above $0.01 per share. If the bid price closes below $0.01 for 30 consecutive days, an issuer will be notified of their bid price deficiency and has a 90-day cure period, where by the stock’s closing bid price must be greater than $0.01 for 10 consecutive days. On February 5, 2019, we received notice of our bid price deficiency from OTC Markets, giving us until May 6, 2019 to cure the bid price deficiency. Unfortunately, we failed to cure, and our common stock was dropped to the OTCPink tier. This could adversely affect the Company and our ability to raise funds through equity financing as OTCPink listings are generally deemed to have a greater risk. In addition, our shareholders face the risk that in order to cure the bid price deficiency, the Board of Directors may recommend a reverse stock split to the shareholders. As Nicholas Campanella has a majority of the voting rights, such recommendation would likely be affirmed which could result in the risk of greater dilution to the value of our shareholders.

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

Threatened legal action by disgruntled shareholders and former employees may endanger our ability to raise capital for our ongoing projects through our subsidiary interests and may create additional financial risks.

Recently, disgruntled shareholders have threatened potential suit against the Company which has complicated our ability to secure financing. Specifically, our Rhode Island waste to energy project being operated through our subsidiary holding, MedRecycler-RI, Inc. has been complicated by the disclosure of such threatened legal action and could potentially harmed our negotiating position with certain authorities that are required to approve the permanent financing for the project. In addition, a former executive of the Company contacted authorities approving the project, availing their potential legal actions to the negotiation process. These threated legal actions could require the Company to provide additional security or to seek alternative means of financing the project altogether that could necessitate a change in the capital structure of the Subsidiary to allow for the placement of permanent financing. The consequences of these threats could negatively affect the outcome of the project. In addition, defending any threatened legal action could add additional financial risk to the Company.

Due to the current debt load of the Company, our credit worthiness may endanger our ability to secure financing.

Given the financial condition of the Company, securing financing for a project such as our waste to energy project has been a very difficult task, as has been the case for most fund-raising efforts for the Company. The current debt load and financial performance of the Company could raise creditworthiness issues in the eyes of potential lenders. The current state of the Company’s credit could require the Company to evaluate new corporate and capital structures of our subsidiaries in order to shield our subsidiary interests from the liabilities of the Company. If we fail to present lenders with a credit profile that will meet their standards, large projects, such as our subsidiary project in MedRecycler-RI, Inc. could fail or require new corporate and or capital restructuring. Given that the Company is already heavily in debt, such failure to secure financing and complete the project could require the Company to file for bankruptcy and encumber all of the assets of the Company.

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

Results of Operations

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

Revenues: Revenues decreased by approximately $43,416 from $145,339 for the six months ended June 30, 2018 to $101,923 for the six months ended June 30, 2019 due to delays of our migration away from General Contracting services towards the development of Green Energy Projects including the sale of Solar powered shelters and other energy related projects that derive income from advertising sources. The Company has entered into revenue sharing agreements with the City of Tallahassee, the State of Rhode Island Transportation Authority, and the State of New Jersey, along with others to provide and manage up to approximately 1,700 Solar powered shelters and other related products for a period of up to Ten (10) years that may include providing WiFi Signal Boosters and Advertising in conjunction with the shelters and other related other outdoor related products. Depending upon the timing of installation and advertising revenue generated per shelter and or other advertising-based product, the Company’s Revenue may increase materially from this green energy offering. The Company has recently raised capital to build and deploy up to 20 bus shelters in Rhode Island as part of an income sharing arrangement with an investment group. The Company has recently had 20 bus shelters delivered and is in the process of assembling and deploying the bus shelters into the marketplace. The Company is also presently in the process of adding up to 60 bus benches in the City of Tallahassee and has engaged two new commissioned sales individuals to assist the company in increasing its advertising revenues in the City of Tallahassee market place, along with adding improved sales advertising capabilities in an effort to improve advertising utilization. The Company has also started the process of developing and building in the State of Rhode Island a Waste to Energy Facility. Depending upon the successful completion of raising the necessary capital and completing the facility timely, Revenues may also increase materially from this additional green energy offering. These items along with other revenue generating opportunities under review by the Company may cause dramatic shifts in the Company’s comparative revenue profile of the products and services that the Company provides in the future.

Cost of revenues: Cost of revenues has comparatively remained the same from June 30, 2018 to June 30, 2019 Upon the successful launch and completion of the Company’s Waste to Energy facility and the increase in the Company’s bus shelters and other outdoor advertising producing assets, along with an additional other related construction services, the Company’s Cost of Revenues may increase.

Operating Expenses: Operating expenses decreased by approximately $98,448 from $576,598 for the three months ended June 30, 2018 to $478,150 for the three months ended June 30, 2019 due materially to decreases in wages which were slightly offset by an increase in general and administrative expenses that were associated with project development costs for the Company’s Medical Waste to Energy initiative, other development projects associated with green energy development initiatives that the Company is currently exploring. The Company’s Operating expenses may vary quarter to quarter as a result in upfront development costs for permits, engineering reviews, and other costs associated with the Company’s new development projects related to its Medical Waste to Energy projects as well as other projects that it is currently reviewing.

Other Expenses: Other Expenses increased by approximately $179,291 from $109,684 for the three months ended June 30, 2018 to $288,975 for the three months ended June 30, 2019 as a result of greater amounts of interest expense as a result of the issuance of convertible debt and other capital related events. Given the Company’s financing requirements in developing its new business models, the Company’s other (income) expenses may increase over time as the Company explores the use of additional debt financing.

Net Loss: As a result of the above, Net Loss increased approximately $72,587 from $634,037 for the three months ended June 30, 2018 to $706,624 for the three months ended June 30, 2019.

Results of Operations

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

Revenues: Revenues decreased by approximately $55,791 from $266,079 for the six months ended June 30, 2018 to $210,288 for the six months ended June 30, 2019 due to delays of our migration away from General Contracting services towards the development of Green Energy Projects including the sale of Solar powered shelters and other energy related projects that derive income from advertising sources. The Company has entered into revenue sharing agreements with the City of Tallahassee, the State of Rhode Island Transportation Authority, and the State of New Jersey, along with others to provide and manage up to approximately 1,700 Solar powered shelters and other related products for a period of up to Ten (10) years that may include providing WiFi Signal Boosters and Advertising in conjunction with the shelters and other related other outdoor related products. Depending upon the timing of installation and advertising revenue generated per shelter and or other advertising-based product, the Company’s Revenue may increase materially from this green energy offering. The Company has recently raised capital to build and deploy up to 20 bus shelters in Rhode Island as part of an income sharing arrangement with an investment group. The Company has recently had 20 bus shelters delivered and is in the process of assembling and deploying the bus shelters into the marketplace. The Company is also presently in the process of adding up to 60 bus benches in the City of Tallahassee and has engaged two new commissioned sales individuals to assist the company in increasing its advertising revenues in the City of Tallahassee market place, along with adding improved sales advertising capabilities in an effort to improve advertising utilization. The Company has also started the process of developing and building in the State of Rhode Island a Waste to Energy Facility. Depending upon the successful completion of raising the necessary capital and completing the facility timely, Revenues may also increase materially from this additional green energy offering. These items along with other revenue generating opportunities under review by the Company may cause dramatic shifts in the Company’s comparative revenue profile of the products and services that the Company provides in the future.

Cost of revenues: Cost of revenues has comparatively remained the same from June 30, 2018 to June 30, 2019 Upon the successful launch and completion of the Company’s Waste to Energy facility and the increase in the Company’s bus shelters and other outdoor advertising producing assets, along with an additional other related construction services, the Company’s Cost of Revenues may increase.

Operating Expenses: Operating expenses decreased by approximately $218,349 from $971,187 for the six months ended June 30, 2018 to $752,838 for the six months ended June 30, 2019 due materially to decreases in wages which were slightly offset by an increase in general and administrative expenses that were associated with project development costs for the Company’s Medical Waste to Energy initiative, other development projects associated with green energy development initiatives that the Company is currently exploring. The Company’s Operating expenses may vary quarter to quarter as a result in upfront development costs for permits, engineering reviews, and other costs associated with the Company’s new development projects related to its Medical Waste to Energy projects as well as other projects that it is currently reviewing.

Other Expenses: Other Expenses increased by approximately $489,728 from $116,638 for the six months ended June 30, 2018 to $606,366 for the six months ended June 30, 2019 as a result of greater amounts of interest expense as a result of the issuance of convertible debt and other capital related events. Given the Company’s financing requirements in developing its new business models, the Company’s other (income) expenses may increase over time as the Company explores the use of additional debt financing.

Net Loss: As a result of the above, Net Loss increased approximately $275,482 from $1,001,849 for the six months ended June 30, 2018 to $1,277,331 for the six months ended June 30, 2019.

Continuing Operations, Liquidity and Capital Resources

As of June 30, 2019, we had a working capital deficit of approximately $7,330,551. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

During the six months ended June 30, 2019, we used approximately $596,091 in operating activities driven materially from our operating loss offset by non-cash expenses.

During the six months ended June 30, 2019, we used approximately $1,655,514 for the purchase of furniture and equipment.

During the six months ended June 30, 2019, we received approximately $2,359,139 from financing proceeds driven materially from the proceeds of the bridge financing for the Waste to Energy project.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and (c) that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting principally due to the following:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 28, 2019, William Singer, our former President and a former Director, filed suit against the Company and our wholly owned subsidiary, Street Smart Outdoor Corp., in Superior Court of New Jersey, Monmouth County, Law Division. Mr. Singer alleges breach of contract and has demanded $450,000.00 in lost wages. The matter is currently pending in Superior Court.

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

Currently, the Company is not involved in any other pending or threatened material litigation or other material legal proceedings, nor have we been made aware of any pending or threatened regulatory audits.

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

On April 4, 2019 the Company issued 5,900,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.00144 per share.

On April 16, 2019 the Company issued 6,000,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.00144 per share.

On April 26, 2019 the Company issued 5,978,800 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.00128 per share.

On May 1, 2019 the Company issued 6,700,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.001485 per share.

On May 1, 2019 the Company issued 5,978,800 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.00132 per share.

On May 7, 2019 the Company issued 6,871,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.001 per share.

On May 8, 2019 the Company issued 7,700,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.001035 per share.

On May 9, 2019 the Company issued 7,700,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.001035 per share.

On May 21, 2019 the Company issued 8,400,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.0009 per share.

On May 21, 2019 the Company issued 8,622,300 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.00124 per share.

On May 30, 2019 the Company issued 9,300,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.0009 per share.

On May 31, 2019 the Company issued 9,471,700 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.0008 per share.

On June 5, 2019 the Company issued 10,000,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.00085 per share.

On June 5, 2019 the Company issued 10,408,400 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.00076 per share.

On June 12, 2019 the Company issued 5,618,833 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.00072 per share.

On June 13, 2019 the Company issued 11,200,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.00072 per share.

On June 20, 2019 the Company issued 12,600,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.000495 per share.

On June 25, 2019 the Company issued 13,200,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.000495 per share.

On July 1, 2019 the Company issued 13,800,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.000495 per share.

On July 7, 2019 the Company issued 14,500,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.000495 per share.

On July 11, 2019 the Company issued 15,200,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.000495 per share.

On July 17, 2019 the Company issued 16,000,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.00045 per share.

On July 22, 2019 the Company issued 16,800,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.00045 per share.

On July 30, 2019 the Company issued 17,600,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.00045.

On August 13, 2019 the Company issued 19,300,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.00045

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

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended June 30, 2019, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

Sun Pacific Holding Corp.

Date: August 16, 2019	By:	/s/ Nicholas Campanella
Nicholas Campanella
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

