Form 10-Q
period 2019-09-30
Sun Pacific Holding Corp.
filed 2019-11-19
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes [  ] No [X]

As of November 19, 2019, there were 597,310,180 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUN PACIFIC HOLDING CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$127,878	$4,851
Cash held in escrow	689,116	-
Prepaid interest held in escrow	706,933	-
Accounts receivable, net of allowance for uncollectable accounts of $145,155	77,148	77,137
Other current assets	-	7,234
Total current assets	1,601,075	89,222

Property and Equipment, Net	2,056,621	204,951
Right-of-use Asset	1,281,713	-
Deposits and Other Assets	1,730,068	-

Total assets	$6,669,477	$294,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$300,802	$245,125
Accounts payable, related party	76,512	91,512
Accrued compensation to officer	727,505	631,166
Accrued expenses	821,648	203,670
Accrued expenses, related party	39,123	31,745
Dividends payable, related party	22,038	18,913
Advances from related parties	614,654	612,023
Project financing obligation	260,000	260,000
Vehicle installment notes payable, current portion	15,363	28,943
Convertible notes payable, net of discounts	210,155	423,454
Convertible notes payable, related party, net of discounts	408,196	408,974
Notes payable, net of discounts	6,135,037	-
Lease liability, current portion	84,067	-
Total current liabilities	9,715,100	2,955,525

Long Term Liabilities:
Lease liability, net of current portion	1,260,126	-
Vehicle installment notes payable, net of current portion	-	31,724
Total long-term liabilities	1,260,126	31,724
Total liabilities	10,975,226	2,987,249

Commitments and contingencies (see Note 7)

Stockholders’ Deficit:
Preferred stock $0.0001 par value, 20,000,000 million shares authorized: Series A preferred stock: 12,000,000 shares designated; 12,000,000 shares issued and outstanding, respectively	1,200	1,200
Series B preferred stock: 1,000,000 shares designated; -0- shares issued and outstanding, respectively	-	-
Series C preferred stock: 500,000 shares designated; -0- and 275,000 shares issued and outstanding, respectively	-	-
Common stock $0.0001 par value, 1,000,000,000 shares authorized; 488,234,481 and 66,901,354 shares issued and outstanding, respectively	48,823	6,690
Additional paid in capital	4,214,254	3,948,051
Accumulated deficit	(7,899,967)	(6,649,017)
Total deficit	(3,635,690)	(2,693,076)
Non-controlling interest in subsidiary	(670,059)	-
Total stockholders’ deficit	(4,305,749)	(2,693,076)

Total liabilities and stockholders’ deficit	$6,669,477	$294,173

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues	$49,448	$170,495	$259,736	$436,574
Cost of Revenues	53,950	45,739	182,365	225,842

Gross profit (loss)	(4,502)	124,756	77,371	210,732

Operating expenses:
Wages and compensation	100,491	125,996	215,628	346,984
Professional fees	49,850	95,632	391,471	510,514
General and administrative	109,580	196,361	405,660	531,678
Total operating expenses	259,921	417,989	1,012,759	1,389,176

Loss from operations	(264,423)	(293,233)	(935,388)	(1,178,444)

Other Expenses:
Dividend expense - preferred stock	-	(3,125)	-	(9,375)
Interest expense	(379,255)	(141,117)	(985,621)	(251,505)
Total other expense	(379,255)	(144,242)	(985,621)	(260,880)

Net loss	$(643,678)	$(437,475)	$(1,921,009)	$(1,439,324)

Net loss attributable to non-controlling interest	244,150	-	670,059	-

Net loss attributable to common stockholders	$(399,527)	$(437,475)	$(1,250,950)	$(1,439,324)

Net Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Shares Outstanding - Basic and Diluted	395,667,198	62,731,354	221,156,432	61,904,063

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated	Non -controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Nine Months Ended September 30, 2018
Balances at December 31, 2017	12,000,000	$1,200	275,000	$28	60,833,030	$6,083	$3,168,626	$(4,873,536)	$-	$(1,697,599)
Issuance of common stock for cash	-	-	-	-	100,000	10	59,990	-	-	60,000
Issuance of common stock warrants for services	-	-	-	-	-	-	130,641	-	-	130,641
Net loss	-	-	-	-	-	-	-	(367,811)	-	(367,811)
Balances at March 31, 2018	12,000,000	1,200	275,000	28	60,933,030	6,093	3,359,257	(5,241,347)	-	(1,874,769)
Issuance of common stock for cash	-	-	-	-	1,130,000	113	112,887	-	-	113,000
Issuance of common stock in settlement of accounts payable	-	-	-	-	668,324	67	84,118	-	-	84,185
Issuance of common stock warrants with convertible debt	-	-	-	-	-	-	280,019	-	-	280,019
Beneficial conversion feature on convertible debt	-	-	-	-	-	-	69,981	-	-	69,981
Net loss	-	-	-	-	-	-	-	(634,037)	-	(634,037)
Balances at June 30, 2018	12,000,000	1,200	275,000	28	62,731,354	6,273	3,906,262	(5,875,384)	-	(1,961,621)
Warrants issued for extension of debt maturity	-	-	-	-	-	-	16,401	-	-	16,401
Net loss	-	-	-	-	-	-	-	(437,475)	-	(437,475)
Balances at September 30, 2018	12,000,000	$1,200	275,000	$28	$62,731,354	$6,273	$3,922,663	$(6,312,859)	$-	$(2,382,695)

Nine Months Ended September 30, 2019
Balances at December 31, 2018	12,000,000	$1,200	-	$-	66,901,354	$6,690	$3,948,051	$(6,649,017)	$-	$(2,693,076)
Issuance of common stock for conversion of convertible debt	-	-	-	-	53,140,000	5,314	89,299	-	-	94,613
Net loss	-	-	-	-	-	-	-	(394,963)	(175,744)	(570,707)
Balances at March 31, 2019	12,000,000	1,200	-	-	120,041,354	12,004	4,037,350	(7,043,980)	(175,744)	(3,169,170)
Issuance of common stock for conversion of convertible debt	-	-	-	-	157,803,127	15,780	124,229	-	-	140,009
Net loss	-	-	-	-	-	-	-	(456,460)	(250,165)	(706,625)
Balances at June 30, 2019	12,000,000	$1,200	-	$-	277,844,481	$27,784	$4,161,579	$(7,500,440)	$(425,909)	$(3,735,786)
Issuance of common stock for conversion of convertible debt	-	-	-	-	210,390,000	21,039	52,675	-	-	73,714
Net loss	-	-	-	-	-	-	-	(399,528)	(244,150)	(643,678)
Balances at September 30, 2019	12,000,000	$1,200	-	$-	488,234,481	$48,823	$4,214,254	$(7,899,967)	$(670,059)	$(4,305,749)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	2019	2018
Cash flows from Operating Activities:
Net loss	$(1,921,008)	$(1,439,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48,828	117,903
Amortization of debt discount - interest expense	337,873	204,036
Conversion fees settled with common stock	23,419	-
Loss on settlement of convertible debt	30,101	-
Warrants issued for services	-	130,641
Common stock issued for services	-	84,184
Gain on sale of vehicles	(6,087)	-
Changes in operating assets and liabilities:
Accounts receivable	(11)	8,513
Deposits and other assets	-	(25,122)
Accounts payable	48,897	50,730
Accounts payable, related party	(15,000)	(4,270)
Accrued compensation to officer	96,339	113,065
Accrued expenses	659,036	77,925
Accrued expenses, related party	7,378	22,133
Dividends payable, related party	3,125	9,375
Right-to-use asset and obligation	62,480
Net cash used in operating activities	(624,630)	(650,211)

Cash flows from Investing Activities:
Proceeds from the sale of vehciles	28,000	-
Payment of deposits	(1,722,834)	-
Purchases of property and equipment	(1,922,411)	-
Net cash used in investing activities	(3,617,245)	-

Cash flows from Financing Activities:
Proceeds from notes payable released from escrow.	5,753,625	-
Repayment of advances from related parties	2,630	(2,596)
Payment to settle convertible debt	(150,000)	-
Proceeds from issuance of note payable	200,000	-
Proceeds from issuance of common stock	-	173,001
Proceeds from financing obligation	-	260,000
Proceeds from convertible notes payable, net of issuance costs	-	281,660
Repayment of vehicle installment notes payable	(45,304)	(19,152)
Net cash provided by financing activities	5,760,951	692,913

Net increase in cash and restricted cash	1,519,076	42,702
Cash at beginning of period	4,851	55,740
Cash and restricted cash at end of period	$1,523,927	$98,442

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock for conversion of convertible debt	$284,918	$-
Right of use asset and operating lease liability	$1,338,686	$-
Convertible debt discounts for beneficial conversion features	$-	$69,981
Convertible debt discounts for detachable warrants	$-	$296,420
Settlement of convertible debt through AP	$-	$5,000
Issuance costs related to convertible debt	$-	$68,340

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINACNIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Currently, the Company has six (6) subsidiary holdings. Sun Pacific Power Corp which was the initial company that specialized in solar, electrical and general construction, Bella Electric, LLC that in conjunction with the Company operates our electrical contracting work. Bella Electric, LLC is a Pennsylvania limited liability company. The Company also formed Sun Pacific Security Corp., a New Jersey corporation. Currently the Company has not begun operations in the security sector but is reviewing plans to provide residential and commercial security solutions, including installation and monitoring. The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on plumbing operations in the New Jersey and Pennsylvania areas. Currently the Company is exploring migrating National Mechanical Group Corp from plumbing operations to partnering on a Solar Farm project in Durango Mexico in which it will partner with Soluciones De Energia Diversificada Internacional, S.A.P.I. (“SEDI”), a subsidiary of Blissful Holdings, LLC. The partnership has identified, received preliminary terms, and is proceeding with due diligence including a site visit in December with a project funding source/partner in support of its partnership with SEDI to build and develop the Durango Mexico Solar Farm Project. The proposed project funding would be for up to $80 million in capital to build a 40 plus megawatt solar farm in which NMG and SEDI would own a thirty percent equity interest in the completed project. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” MedRecycler, LLC, is a wholly owned subsidiary duly formed in the state of Nevada. MedRecycler, LLC was created in 2018 to act as a holding company for potential waste to energy projects. MedRecycler, LLC, currently owns 51% of MedRecycler RI, Inc. a Rhode Island corporation. MedRecycler RI, Inc. was created for the Medical Waste to Energy facility that the Company is attempting to finance and operate in West Warrick, Rhode Island. MedRecycler RI, Inc. is currently exploring permanent financing options to fund its operations that meet the underwriting requirements of various bond/debt investors and issuing authorities, which if put into place would require changes to MedRecycler RI, Inc.’s and or the Company’s organizational structure. The Company is exploring creative solutions that would meet the requirements of the various financing parties and still provide equivalent profit sharing arrangements between the parties that allow Sun Pacific to also undertake other projects as it focuses on the best organizational structure to allow it to fund and grow its green energy objectives.

Description of business

Utilizing managements history and contacts in general contracting, coupled with our subject matter expertise and intellectual property (“IP”) knowledge of solar panels and other environmentally friendly technologies, Sun Pacific Holding (“the Company”) is focused on building a “Next Generation” green energy company. The Company offers competitively priced “Next Generation” solar panel and lighting products by working closely with design, engineering, integration and installation firms in order to deliver turnkey solar and other energy efficient solutions. The Company provides solar bus stops, solar trashcans and “street kiosks” that utilize our unique advertising offerings that provide State and local municipalities with costs efficient solutions. The Company provides general, electrical, and plumbing contracting services to a range of both public and commercials customers in support of our goals of expanding our green energy market reach. In conjunction with these general contracting services and as part of our effort to expand our green energy marketplace, we are in the process of developing and building, with partners, a Waste to Energy plant in the state of Rhode Island. Given the Company’s financial development stage position we are exploring partnerships that allow the Company to develop additional green energy projects such as solar farms and or other green projects that can utilize the Company’s expertise by partnering with others and using creative financing arrangements and other participation rights agreements to augment the Company’s negative working capital.

The Company has been unable to produce positive cashflows since inception resulting in the Company relying heavily upon convertible promissory notes and equity financing. As a result, the Company’s shareholders have suffered from highly dilutive financings. The Company will need to continue to rely upon debt, equity, partnership arrangements, and other sharing or rights participation agreements to fund its ability to undertake new and ongoing business opportunities to remain viable in the future.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. As of September 30, 2019, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At September 30, 2019, none of the Company’s cash balances were in excess of federally insured limits with the exception of $1,396,049 of cash balances held in escrow at UMB Bank, NA under a project fund that the Company’s subsidiary, MedRecycler-RI, Inc. is drawing balances against for the development of its Medical Waste to Energy project in Rhode Island. Any and all withdrawals are strictly controlled by the lending institution and use of proceeds must be approved prior to release of funds.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts totaled $22,835 as of September 30, 2019 and $145,055 as of December 31, 2018.

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

Deposits

During the nine months ended September 30, 2019, the Company made deposits of approximately $1,700,000 pursuant to a purchase of equipment costing approximately $7,200,000, currently expected to commence in December 2019 for assembly onsite at MedRecycler-RI, Inc.’s West Warwick, Rhode Island facility through March 2020 for the initial phase of operations.

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

Fair value of financial instruments

The carrying amounts of the Company’s accounts payable, accrued expenses, and accrued expenses due to related parties approximate fair value due to their short-term nature. The Company’s long-term debt approximates fair value based on prevailing market rates.

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

Impairment of long-lived assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. At September 30, 2019 and December 31, 2018, the Company has not identified any such impairment losses.

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

Revenue recognition

100% of the Company’s revenue for the Three and Nine months ended September 30, 2019 is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as defined by Topic 606, as amended.

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

	Nine Months Ended
	September 30, 2019	September 30, 2018
Outdoor Advertising Shelter Revenues	$136,874	$231,480
Contracting Service Revenues	122,862	205,094
	$259,736	$436,574

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the nine months ended September 30, 2019 and 2018, basic and diluted loss per share are the same as the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the three and nine months ended September 30, 2019 and 2018, the following potential shares have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive:

	2019	2018
Convertible Debt	19,685,000	37,557,004
Convertible Debt Subject to Forbearance Agreement	9,179,480	-
Warrants	309,031,237	8,324,727
	336,895,717	45,281,731

Recent Accounting Pronouncements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2019 and 2018, the Company incurred losses of $1,921,008 and $1,439,324, respectively, and used $624,630 and $650,211, respectively, of cash in operations. The Company has a working capital deficit of $8,114,025 as of September 30, 2019. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the additional capital to meet short and long-term operating requirements. Management is continuing to pursue external financing alternatives to improve the Company’s working capital position however additional financing may not be available upon acceptable terms, or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of September 30, 2019 and December 31, 2018:

	2019	2018
MedRecycler-RI, Inc. Plant and Equipment	$1,655,514	$-
Furniture and equipment	271,817	271,817
Vehicles	132,761	189,012
Construction in Process	255,299	-
Leasehold Improvements	66,077	66,077
Less: Accumulated Depreciation	(324,847)	(321,955)
Property and equipment, net	$2,056,621	$204,951

Depreciation expenses totaled $48,828 and $117,903 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 5 - BORROWINGS

Vehicle installment notes payable

The Company’s vehicle installment notes payable consist of several installment notes for various vehicles used in the Company’s operations. At September 30, 2019, the notes have annual interest rates between 3.49% and 4.07% and require monthly minimum payments of principal and interest ranging from $370 to $434. The Company’s installment notes are collateralized by the vehicles purchased with the respective installment notes. The notes mature from November 2020 to August 2021. As of September 30, 2019, and December 31, 2018, the balance of the notes totaled $25,401 and $60,667, respectively.

Convertible notes payable.

On August 24, 2016, the Company issued two two-year unsecured convertible notes payable totaling $200,000 pursuant to a private placement memorandum. The notes matured on August 24, 2018 and have an annual interest rate of 12.5%. At the election of the holder, upon the occurrence of certain events, the notes can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature was contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with the notes, the predecessor Company issued a total of 200,000 shares of Series B preferred stock, which was canceled upon the reverse merger. In August 2018, the holders of the notes agreed to extend the maturity date of the notes to December 31, 2018, in exchange for warrants to acquire 600,000 shares of common stock for an exercise price of $0.31 per share, exercisable over three years. The Company estimated the fair value of the warrants, totaling $16,401, using the Black Scholes Method and recorded an additional discount against the note that was amortized over the extend term of the notes. As of September 30, 2019 and December 31, 2018, the balance of the notes totaled $196,850, and no unamortized discounts remained.

In April 2018, the Company issued convertible notes with an aggregate principal balance of $350,000, for net proceeds after issuance costs which were recorded as a discount against the debt to be amortized into interest expense through the maturity of the notes, of $281,660. The notes mature in April 2019, accrue interest at an annual rate of 10% and are convertible into common stock at a conversion rate equal to the greater of $0.05 and 60% times the lowest trading price of the Company’s common stock during the 18 trading days prior to conversion. In the event of default, if the trading price of the Company’s common stock falls below $0.07, the floor moves to $0.01 and if the price of the Company’s common stock falls to below $0.03, the floor moves to $0.0001. Because the conversion feature is indexed to the Company’s stock, and there is an explicit floor to the conversion, the Company determine that the embedded conversion option did not require bifurcation and liability presentation. The investors in the notes also received warrants to acquire an aggregate of 6,349,457 shares of common stock for an exercise price of $0.11 per share, exercisable for 2 years. The Company estimated the fair value of the warrants using the Black Scholes model and the following assumptions: volatility – 261.8% to 268.7%; expected term – 2.0 years; dividend rate – 0.0%; risk free rate – 2.49%, and allocated $173,355 of the proceeds to the warrants, which was recorded as a discount against the debt to be amortized into interest expense through the maturity of the notes. Based on the allocation of proceeds to the debt, the Company determined there was a beneficial conversion feature totaling $176,645, which was recorded as a discount against the debt to be amortized into interest expense through the maturity of the notes. During the nine months ended September 30, 2019, holder of the notes elected to convert principal, interest, and conversion fees totaling $234,622 into 210,943,127 shares of common stock. On July 8, 2019, the Company entered into a settlement agreement with Auctus Fund, LLC, settling all amounts owed pursuant to that convertible promissory note entered into on April 30, 2018 for $150,000.During the nine months ended September 30, 2019, the Company amortized $156,461 of the discounts. As of September 30, 2019, the remaining note is carried at $14,420, and no unamortized discounts remain.

Convertible notes payable, related party

On October 23, 2015, a total of $332,474 in advances from a related party was converted into two one-year unsecured convertible notes payable to Nicholas Campanella, Chief Executive Officer of the Company (Note 8). The notes have an annual interest rate of 6% and are currently past due. At the election of the holder, the notes can be converted into common stock of the Company at a conversion price per share equal to 20% of the average bid price for the three consecutive business days prior to conversion. The notes are subject to a forbearance agreement, pursuant to which the holder cannot convert the note until such time as the Company has sufficient authorized and unissued common stock available. See Note 8. As of September 30, 2019 and December 31, 2018, the balances of the notes totaled $332,474. As of September 30, 2019, there was $38,169 of accrued interest on these advances, included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.

On August 24, 2016, a total of $76,500 in advances from a related party was converted into a two-year unsecured convertible note payable to Nicholas Campanella, Chief Executive Officer of the Company (Note 8), pursuant to a private placement memorandum. The note matured on August 24, 2018, has an annual interest rate of 12.5% and is past due. At the election of the holder, upon the occurrence of certain events, the note can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The notes are subject to a forbearance agreement, pursuant to which the holder cannot convert the note until such time as the Company has sufficient authorized and unissued common stock available. See Note 8. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with this note, the Company issued 75,000 shares of Series B preferred stock. As of September 30, 2019, and December 31, 2018, the balance of the notes was $76,500.

Project Financing Obligation

In June 2018, the Company received proceeds of $260,000 pursuant to a partnership agreement and related partnership contribution agreements with third party investors, pursuant which investors have agreed to provide financing for no less than (10) ten new bus shelters being installed annually. Each investment in the partnership grants the investor the right to preferential distributions of profits related to the Company’s contract with Rhode Island. The investors receive 100% of the profits from the Rhode Island contract to install 20 bus shelters until 100% of the initial investments are returned. Thereafter, the investors receive 20% of the remaining profits from Rhode Island contract. As of September 30, 2019, no profits have been earned on the Rhode Island contract, no repayments have occurred, and the total amount of investments received totaling $260,000 is reflected on the accompanying condensed consolidated balance sheet as a Project Financing Obligation. During the 2nd quarter of 2019, the Company received from the manufacturer the respective Bus Shelters. The Company has assembled the Bus Shelters and is currently awaiting approval and locations from the State of Rhode Island on the installation locations.

Advances from related party

On October 23, 2015, the Company entered into a line of credit agreement with Nicholas Campanella, Chief Executive officer of the Company, for a total value of $250,000. The line of credit does not bear an interest rate and is payable on demand. As of September 30, 2019, and December 31, 2018, the balance of the debt to related party was $163,157 and is include in advances from related parties on the accompanying condensed consolidated balance sheets.

Indenture of Trust

In January 2019, MedRecycler, LLC, a 51%-owned subsidiary of Sun Pacific Holding organized in the state of Rhode Island for the development of waste to energy projects in the state of Rhode Island. Currently, MedRecycler-RI, Inc. has entered into an Indenture of Trust in the amount of $6,025,000.00 as bridge financing for a project in West Warwick, Rhode Island. The proceeds from the indenture are held in escrow to be used to (i) to provide for the financing of certain waste to energy facility and related improvements (the “Improvements”); (ii) to provide for the financing or refinancing of certain equipment to be used in connection with the Improvements (the “Equipment” and together with the Improvements, the “Project”); (iii) to provide for the financing of capitalized interest; and (iv) to pay certain costs incurred in connection with the Project. The principal balance of the indenture accrues interest at an annual rate of 12%, payable semi-annually, and matures on January 29, 2020. The Company incurred debt issuance costs of $271,375, which were recorded as a discount against the indenture to be amortized into interest expense through the maturity of the indenture. For the nine months ended September 30, 2019, the Company amortized $271,375 of the discount, and as of September 30, 2019, the indenture is carried at $5,935,037, net of unamortized discount of $89,963.

Note Payable

On June 21, 2019, the Company issued a six month ten percent interest promissory note in the amount of $200,000.00. The note was funded July 8, 2019. Per the terms of the note, the Company agreed to issue to the lender was issued 2,000,000 shares of restricted common stock, with a fair value of $2,600 as an inducement.

The Company’s estimated future maturities of the Company’s debt, as of September 30, 2019, are as follows:

Twelve Months Ending September 30,	Amount
2020	$7,022,780
2021	11,023
Thereafter	-
$7,033,803

NOTE 6 - PREFERRED STOCK AND COMMON STOCK

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock as of September 30, 2019. As of September 30, 2019, the Company has designated 12,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Convertible Preferred Stock, and 500,000 shares of Series C Convertible Stock.

Each share of Series A Preferred Stock is entitled to 125 votes on all matters submitted to a vote to the stockholders of the Company, and does not have conversion, dividend or distribution upon liquidation rights. As of September 30, 2019, there were 12,000,000 shares of Series A preferred stock outstanding, and are held by Nicholas Campanella, CEO of the Company. See Note 8.

Common stock

During the nine months ended September 30, 2019, the Company issued 421,333,127 shares of common stock upon the conversion of convertible debt principal, interest and conversion fees totaling $308,336.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment agreement

On December 20, 2017, the Company entered into a five-year employment agreement with Nicholas Campanella, Chief Executive Officer. Under the terms of the agreement, the Company is required to pay a base compensation of $180,000 annually, subject to increases in cost of living and performance bonuses as awarded by the Board of Directors. After 5 years, the agreement is automatically renewed for an additional two years unless terminated by either party. As part of the agreement Mr. Campanella opted to defer, with no interest, the receipt of compensation under the agreement until the Company has the funds to pay its obligation. At September 30, 2019 and December 31, 2018, the Company had accrued compensation of $727,505 and $631,166, respectively, and recorded the related expenses in ‘general and administrative’ on the accompanying condensed consolidated statements of operations.

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

The following is a schedule showing the future minimum lease payments under leases for the next five years and the present value of the minimum lease payments as of September 30, 2019.

Remainder of 2019	$118,749
2020	243,249
2021	250,317
2022	217,361
2023	215,797
Thereafter	1,286,696
Total minimum lease payments	2,332,169
Less: Amount representing interest	(1,017,664)
Present value of minimum lease payments	$1,314,505

For the nine months ended September 30, 2019, lease expense was approximately $34,881 inclusive of short-term leases.

The related lease balance included in the condensed consolidated balance sheet as of September 30, 2019 were as follows:

Assets:

Operating lease right-of use asset	$1,281,713

Liabilities:

Lease liability – current portion	$84,067

Lease liability – long-term portion	1,260,126

Total operating lease liabilities	$1,344,193

NOTE 8 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2019, certain affiliates have made non-interest-bearing advances. The balances of these advances, which are due on demand and include the Advances from Related Parties noted in Note 5, totaled $613,551 and $612,023 as of September 30, 2019 and December 31, 2018, respectively. Included in accounts payable related parties as of September 30, 2019 and December 31, 2018, are expenses incurred with these affiliates totaling $76,512 and $91,512, respectively.

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

In order to secure financing for the MedRecycler-RI, Inc. West Warrick, Rhode Island waste to energy facility, Mr. Campanella agreed that upon initial financing of the project, he shall pledge substantially all of his holdings in the Company, assign his pledges in MedRecycler, LLC, and certain properties held by Mr. Campanella, personally, in order to collateralize the debt obligations. As consideration for his inducement, the Board of Directors has deemed it fair consideration to issue Mr. Campanella 39,000 shares of MedRecycler-RI, Inc. In addition, MedRecycler-RI, Inc. had engaged the services of Marmac Corporate Advisors, LLC and Eilers Law Group, P.A. to oversee, negotiate and to facilitate the initial financing and capital structure of MedRecycler-RI, Inc. As neither party has received compensation for their services for the Company or MedRecycler-RI, Inc. since August of 2018 thru January of 2019, the Board of Directors deemed it fair consideration to issue Marmac Corporate Advisors, LLC and Eilers Law Group, P.A. 8,000 and 2,000 shares of MedRecycler-RI, Inc., respectively. As a result, the Company shall maintain 51% of the ownership of MedRecycler-RI, Inc. through its MedRecycler, LLC holdings.

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

In order to secure the financing described herein, Mr. Campanella, Marmac Corporate Advisors, LLC and Eilers Law Group, P.A. have further agreed to pledge, upon funding, 100% of their ownership in MedRecycler-RI, Inc. as well as Mr. Campanella’s assignment of his pledge from the Company of 100% of the membership interests of MedRecycler, LLC. As a result, 100% of MedRecycler-RI, Inc. will be pledged, upon funding, to the lending party as security for the note and/or bond.

On May 20, 2019, Nicholas Campanella agreed to forbear any of his rights to convert any portion of his related party debt into common stock until such time that the Company had sufficient authorized shares to honor full conversion of all principal and accrued interest into common stock of the Company.

NOTE 9- SUBSEQUENT EVENTS

On October 9, 2019, the Company entered into the First Amended Indenture of Trust (the “Amended Indenture”), with UMB Bank, N.A., a national banking association (“UMB”) increasing the principal under the original Indenture of Trust by two million seven hundred thousand dollars ($2,700,00.00). As a result, MedRecycler-RI, Inc. owes an aggregate of eight million seven hundred twenty-five thousand dollars ($8,725,000). As a condition to entry into the Amended Indenture all parties providing security interest, pledges, and guarantees pursuant to the Original Indenture of Trust signed on February 7, 2019, including the Company, agreed to extend such security interest, pledges, and guarantees pursuant to the terms of the Omnibus Amendment Agreement between the securing parties and UMB, as Trustee on October 9, 2019. In addition, the Trustee required that MedRecycler-RI, Inc. further agree to assign any and all contractual rights related to the equipment.

In the month of October 2019, the Company issued exactly 103,321,556 shares of common stock for $16,419.88 of convertible promissory notes, extinguishing the Company’s debt obligations to EMA Financial. The shares were issued pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933.

On October 21, 2019, MedRecycler–RI, Inc., a subsidiary of the Company (“MedRecycler”), entered into a profit participation partnership agreement with its medical waste to energy equipment manufacturer. The manufacturer will contribute approximately $3.1 million in Hydrochloric acid (“HCL”) refining equipment that will allow elements of the MedRcycler medical waste residuals to be processed into HCL for sale. The partnership agreement provides for the contribution of the processing equipment in return for a twenty percent (“20%”) gross profit participation right from the processing and sale of the HCL. MedRecycler will contribute and utilize elements of the residual that is produced from the processing of medical waste, along with housing and operating the equipment as part of the agreement. The asset contribution and profit participation partnership agreement are contingent upon the closing of MedRecycler’s permanent financing to fund the MedRecycler facility in West Warrick, RI.

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

Company History and Overview

Utilizing managements history in general contracting, coupled with our subject matter expertise and intellectual property (“IP”) knowledge of solar panels and other leading-edge technologies, Sun Pacific Holding (“the Company”) is focused on building a “Next Generation” green energy company. The Company offers competitively priced “Next Generation” solar panel and lighting products by working closely with design, engineering, integration and installation firms in order to deliver turnkey solar and other energy efficient solutions. We provide solar bus stops, solar trashcans and “street kiosks” that utilize our unique advertising offerings that provide State and local municipalities with costs efficient solutions. We provide general, electrical, and plumbing contracting services to a range of both public and commercials customers in support of our goals of expanding our green energy market reach. In conjunction with these general contracting services and as part of our effort to expand our green energy marketplace, we have recently started the process to develop and build out a Waste to Energy plant in the State of Rhode Island and have started, through a partnership, with ownership terms to be defined upon securing financing, the opportunity to develop and build a solar farm in Durango Mexico.

Our green energy solutions can be customized to meet most enterprise and/or government mandated regulations and advanced system requirements. Our portfolio of products and services allow our clients to select a solution that enables them to establish a viable standard product offering that focuses on the goals of the client’s entire organization.

Currently, the Company has six (6) subsidiary holdings. Sun Pacific Power Corp which was the initial company that specialized in solar, electrical and general construction, Bella Electric, LLC that in conjunction with the Company operates our electrical contracting work. Bella Electric, LLC is a Pennsylvania limited liability company. The Company also formed Sun Pacific Security Corp., a New Jersey corporation. Currently the Company has not begun operations in the security sector but is reviewing plans to provide residential and commercial security solutions, including installation and monitoring. The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on plumbing operations in the New Jersey and Pennsylvania areas. Currently the Company is exploring migrating National Mechanical Group Corp from plumbing operations to partnering on a Solar Farm project in Durango Mexico in which it will partner with Soluciones De Energia Diversificada Internacional, S.A.P.I. (“SEDI”), a subsidiary of Blissful Holdings, LLC. The partnership has identified, received preliminary terms, and is proceeding with due diligence including a site visit in December with a project funding source/partner in support of its partnership with SEDI to build and develop the Durango Mexico Solar Farm Project. The proposed project funding would be for up to $80 million in capital to build a 40 plus megawatt solar farm in which NMG and SEDI would own a thirty percent equity interest in the completed project. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” MedRecycler, LLC, is a wholly owned subsidiary duly formed in the state of Nevada. MedRecycler, LLC was created in 2018 to act as a holding company for potential waste to energy projects. MedRecycler, LLC, currently owns 51% of MedRecycler RI, Inc. a Rhode Island Corporation. MedRecycler RI, Inc. was created for the Medical Waste to Energy facility that the Company is attempting to finance and operate in West Warrick, Rhode Island. MedRecycler RI, Inc. is currently exploring permanent financing options to fund its operations that meet the underwriting requirements of various bond/debt investors and issuing authorities, which if put into place would require changes to MedRecycler RI, Inc.’s and or the Company’s organizational structure. The Company is exploring creative solutions that would meet the requirements of the various financing parties and still provide equivalent profit sharing arrangements between the parties that allow Sun Pacific to also undertake other projects as it focuses on the best organizational structure to allow it to fund and grow its green energy objectives.

As of today, our principal source of revenues is derived from Street Smart Outdoor Corp. operations in the outdoor advertising business with contracts in place in Rhode Island and Tallahassee, Florida, along with some other minor contracting work that we are currently reviewing to determine if we shall continue pursuing in the future. We are currently in discussions with a nationally known outdoor advertising firm to manage and expand our operations, either through a joint venture, partnership, and or a management arrangement as a result of the company’s insufficient working capital and as an option to allow for the expansion of our technologies and or contracts by working with other parties that can bring management expertise and or other resources that may allow us to further optimize our growth strategies.

Sun Pacific Power Corp. continues to make bids for construction projects throughout the Northeast region. However, as of today, we have limited operations in Sun Pacific Power Corp. and are reviewing continuing general contracting in the region as we shift our focus to other green energy opportunities.

Bella Electric, LLC and Sun Pacific Security Corp. have generally ceased operations, but we maintain the subsidiaries in case we find opportunities to relaunch our operations.

MedRecycler, LLC, a wholly owned subsidiary of Sun Pacific Holding Company currently holds fifty one percent (51%) of MedRecycler-RI, Inc., a corporation formed in the state of Rhode Island for the development of waste to energy projects in the state of Rhode Island. Currently, MedRecycler-RI, Inc. has entered into an Indenture of Trust in the amount of $6,025,000.00 as bridge financing for a project in West Warwick, Rhode Island (the “Rhode Island Project”). The original plan was for a facility in Johnston, Rhode Island, but through our negotiations, determined that the West Warwick location was more suitable. The Indenture of Trust has been secured by all equity holdings in MedRecycler-RI, Inc., all personal holdings of equity in the Company held by Nick Campanella, our CEO and member of the Board of Directors. Mr. Campanella has further pledged personal property located in Manapalan in excess of $1,000,000. Payment for the Indenture of Trust is further guaranteed by the Company and Street Smart Outdoor Corp. Currently, MedRecycler-RI, Inc. has entered into a lease agreement in West Warwick, Rhode Island, has taken preliminary steps to order the equipment, and is beginning to engage specialists and staff for building out the Rhode Island Project. In order to secure actual operations of the Rhode Island Project, we estimate that MedRecycler-RI, Inc. must still secure a minimum of $17,200,000 in long term financing. MedRecycler-RI, Inc. is currently negotiating with the state of Rhode Island and potential bond financiers to secure the long-term financing for the Rhode Island Project. Although we anticipate, assuming the long-term financing is secured, the Rhode Island Project may be fully operational as early as the first quarter of 2020, but, at this time, that schedule could slip as a result of delays in closing on long-term financing. All initial operational earnings will be earmarked for interest, principal repayment, and the fulfillment of other covenants of the long-term financing until all reserves have been met. As we have not secured long term financing, we can make no statement regarding the long term success of the Rhode Island Project, though, even in a best case scenario, the Rhode Island Project may not be cash flow positive until fully operational and proceeds fulfill covenants under the terms of the yet to be finalized debt financing. Through MedRecycler, LLC, the Company owns fifty-one percent (51%) of MedRecycler-RI, Inc., which was pledged by the Company to Mr. Campanella pursuant to a forbearance agreement related to debts owed to Mr. Campanella. The remaining forty nine percent (49%) of MedRecycler-RI, Inc. is held by Nicholas Campanella, personally, Marmac Corporate Advisors, LLC, and Eilers Law Group, P.A., holding thirty nine percent (39%), eight percent (8%), two percent (2%), respectfully. Mr. Campanella received his ownership as consideration for his personal pledges securing the Indenture of Trust, Marmac Corporate Advisors, LLC and Eilers Law Group, P.A. received their respective ownership as consideration for efforts and services performed. One hundred percent (100%) of the ownership of MedRecycler-RI, Inc. has been pledged to bridge financing, including any pledge rights held by Mr. Campanella in MedRecycler, LLC. On October 21, 2019, MedRecycler-RI, Inc. amended the Indenture of Trust to include an addition $2,700,000 in bridge financing to secure delivery of equipment for installation. MedRecycler RI, Inc. is currently exploring permanent financing options to fund its operations that meet the underwriting requirements of various bond/debt investors and issuing authorities, which if put into place would require changes to MedRecycler RI, Inc.’s and or the Company’s organizational ownership structure. The Company is exploring creative solutions that would meet the requirements of the various financing parties and still provide equivalent profit sharing arrangements between the parties that would also allow Sun Pacific to undertake other projects as it focuses on the best organizational structure to allow it to fund and grow its green energy objectives.

Currently the Company is also exploring migrating its subsidiary, National Mechanical Group Corp from plumbing operations to partnering on a Solar Farm project in Mexico in which it will partner with other subject matter experts and seek project financing. If successful, National Mechanical Group Corp would own equity in the partnership that would own a portion of the project and also receive compensation for its work in project management and other professional services.

On September 19, 2019, the United States Patent and Trademark Office published patent US 2019 288 139 A1 for the Frame-Less Encapsulated Photo-Voltaic (PV) Solar Power Panel Supporting Solar Cell Modules Encapsulated Within Optically-Transparent Epoxy-Resin Material Coating a Phenolic Resin Support Sheet issued to National Mechanical Group Corp. Originally designed for application in the solar bus shelters operated by Street Smart Outdoor Corp, as a glassless solar panel, the Company has developed a patent protected product and process for creating solar panels that can be integrated directly into the design of products as a molded, weather resistant plastic. The Company will begin work developing a business plan for expanding on either manufacturing or licensing of the technology in 2020.

Currently, the Company has been and is insolvent if you factor in the Company’s debt obligations. Over its history and to augment the Company’s strategy, it has sought out partnerships and other arrangements with professionals and companies at the operating subsidiary level to counter its insolvent state, coupled with the Company’s use of debt and equity financings. The Company continues to look for opportunities that will allow it to partner with others in the form of debt and or equity and other contributions at the subsidiary level, and where possible attempt to keep control of at least fifty one percent (51%) of those subsidiaries. While it will also look for the means to correct its insolvent state at the holding company level, given its current negative economic condition, many parties continue to prefer to work with the Company at an operational subsidiary level. The Company is currently exploring other equity and or debt opportunities to correct its overall insolvent state. Although we continue operations through our subsidiary holdings, revenues generated do not fully produce cash flows sufficient to meet our basic capital requirements. In order to meet our reporting requirements alone, we will have to seek additional capital through debt or equity financing and/or request deferred payment or other in-kind payments for services. Street Smart Outdoor is undercapitalized making expansion of our advertising products highly unlikely or difficult to expand without the use of potential partnerships and or commission only sales representatives. Neither the Company nor Street Smart Outdoor have secured additional financing to support operations. We are attempting to partner or otherwise develop a capital strategy to allow us to grow the outdoor advertising business that includes financing outdoor structures with other parties, in which we arrange financing arrangements, and we continue to look for other professional organizations that we can partner with in expanding our contracts. Our Rhode Island Project currently represents a liability of over $8,700,000, if you include the subsequent $2,700,000 in additional short term provide in October 2019 and has yet to commence. It will require additional financing, we estimate, of not less than $8,500,000 to complete the build out of phase one for the facility and $17,200,000 if you include consolidating the current $8,700,000 short term indenture. The permanent financing will also require Nicholas Campanella to continue to pledge his assets that are currently pledged under the short-term debenture for the long term financing. We have plans upon the successful launch of our phase one to double the capacity of the facility, which will require additional financing. MedRecycler-RI, Inc. has yet to secure any additional financing. Failure to be successful with the Rhode Island financing could lead to bankruptcy or reorganization of the Company.

It has been made clear by the Rhode Island authorities approving long term bond facilities for the MedRecycler-RI, Inc. project, that the Company cannot have an ownership interest given its poor creditworthiness and insolvency. The approving authority has expressed a desire to sever all economic interest in the Rhode Island Project from the Company, However, we have proposed, and have received initial approval, whereby in exchange for releasing all guarantees and other security interests of the Company and its subsidiaries, and forgoing direct ownership in MedRecycler-RI, Inc., the Company shall receive an economic interest equal to 51% of all profits derived from the MedRecycler-RI, Inc. This will free collateral and cashflow for the development of new projects of the Company and its subsidiaries, while also removing the debt of MedRecycler-RI, Inc. from the balance sheet of the Company. At the same time, once MedRecycler-RI, Inc. becomes profitable, and has met all requirements of long term financing related to reserve allocations and profit thresholds, the Company should receive a recurring income from the MedRecycler-RI, Inc. without the limitations on its assets and additional overhead costs related to maintaining the subsidiary and financial reporting. Any final agreement will be subject to final approval of the Rhode Island authority, who has provided tentative approval of the economic interest structure. The Company will engage independent counsel to negotiate the terms to avoid any potential risks of conflict of interest. Company management has recently been made aware of a derivative lawsuit filed against the Company and others requesting that the transactions underlying the creation and operation of the Rhode Island Project be unwound. However, in the event that such suit was successful, the resulting ownership of MedRecycler-RI, Inc. would prohibit permanent financing to meet final approval from the state of Rhode Island, most likely resulting in the holder of the bridge financing to foreclose upon the Rhode Island Project in its entirety as well as a total change of control of the Company. The Company believes that the claim has no merit and that the transaction has been structured in a manner that is most advantageous to the Company and its shareholders by preserving as much value as possible from the Rhode Island Project, while also balancing the requirements of those parties approving permanent financing.

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

Recent advances in a multitude of different yet converging technologies have significantly improved the ability to integrate energy efficient products and solutions into infrastructure related projects. These technological advances decrease the requirements needed to jointly operate a multitude of differing assets, devices, and tools that create new ways to integrate evolving new technologies. This technological change and convergence in energy efficient devices, integrated communications among devices, and societal needs to more effectively and environmentally friendly we believe presents a significant opportunity for us in providing and supporting simple to complex integrated solutions.

Our challenges continue to be reaching critical mass in our solar shelter business, expanding into other green energy related projects, completion of the Rhode Island Project and securing operational capital. Except for the bridge financing for the Rhode Island Project, we do not have any material existing financing arrangements in place. While the Company has never been adequately funded from inception, the Company has attempted to use debt, equity, and other opportunistic in-kind compensation to further the Company’s strategic vision.

Going Concern

The Company has an accumulated deficit of approximately $7,905,317 as of September 31, 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

As of September 31, 2019, we had generated insufficient revenues. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Our projections are based upon our best estimates on future growth. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues, or expenses. If we make poor budgetary decisions as a result of unreliable data, we may never become profitable or incur losses, which may result in a decline in our stock price.

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

Our common stock trades below $0.01 and has been removed from the OTCQB Tier.

OTC Markets requires, amongst other things, that in order to qualify for OTCQB listings, an issuer have their common stock trade above $0.01 per share. If the bid price closes below $0.01 for 30 consecutive days, an issuer will be notified of their bid price deficiency and has a 90-day cure period, whereby the stock’s closing bid price must be greater than $0.01 for 10 consecutive days. On February 5, 2019, we received notice of our bid price deficiency from OTC Markets, giving us until May 6, 2019 to cure the bid price deficiency. Unfortunately, we failed to cure, and our common stock was dropped to the OTCPink tier. This could adversely affect the Company and our ability to raise funds through equity financing as OTCPink listings are generally deemed to have a greater risk. In addition, our shareholders face the risk that in order to cure the bid price deficiency, the Board of Directors may recommend a reverse stock split to the shareholders. As Nicholas Campanella has a majority of the voting rights, such recommendation would likely be affirmed which could result in the risk of greater dilution to the value of our shareholders.

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

Due to our insolvency and lack of keyman or other insurance policies covering directors and management, we are unable to dedicate any amount of cashflows to executive salaries and/or directors’ and officers’ insurance, therefore we are unable to attract additional executive personnel or Board Members. Until we can secure, at a minimum directors’ and officers’ insurance, the executive duties shall remain with our Chief Executive Officer.

Legal action by disgruntled shareholders and former employees may endanger our ability to raise capital for our ongoing projects through our subsidiary interests and may create additional financial risks.

Recently, disgruntled shareholders have filed a derivative suit against the Company which could complicate our ability to secure financing. Specifically, our Rhode Island waste to energy project is being operated through our subsidiary holding, MedRecycler-RI, Inc. and this action could potentially harmed our negotiating position with certain authorities that are required to approve the permanent financing for the project. In addition, a former executive of the Company contacted authorities approving the project, availing their potential legal actions to the negotiation process. These threated and ongoing legal actions could require the Company to provide additional security or to seek alternative means of financing the project altogether that could necessitate a change in the capital structure of the Subsidiary to allow for the placement of permanent financing. Although the Company has sought alternative means of securing permanent financing, due to the financial condition of the Company, we were unable to overcome the lack of creditworthiness as a major factor contributing to the failure to secure permanent financing. The consequences of these threats could negatively affect the outcome of the project, including, but not limited to, potential foreclosure by the bridge financier, which could result in the total loss of the project for the Company and a change in control of the Company. As the financier is not likely willing to operate and maintain an insolvent public company, such foreclosure could result in a bankruptcy and/or total restructuring of the Company In addition, defending any threatened legal action could add additional financial risk to the Company that could result if its bankruptcy and/or total restructuring.

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

Nicholas Campanella holds convertible promissory notes in excess of $600,000, making Nicholas Campanella the largest creditor of the Company. The convertible promissory notes are convertible into common stock at rate of a 50% discount to market. If Nicholas Campanella were to either convert his promissory notes or foreclose upon the limited assets of the Company, we could likely have to file for bankruptcy.

Results of Operations

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

Revenues: Revenues decreased by $121,050 from $170,495 for the three months ended September 30, 2018 to $49,448 for the three months ended September 30, 2019 as a result of lesser advertising revenues and reduce General Contracting services as the Company migrates away from General Contracting services and towards the development of Green Energy Projects including the sale of Solar powered shelters and other energy related projects that derive income from advertising sources. Advertising revenue declined as a result of a transition to commissioned advertising sales personnel during the quarter. The Company has entered into revenue sharing agreements with the City of Tallahassee, the State of Rhode Island Transportation Authority, and the State of New Jersey, along with others to provide and manage up to approximately 1,700 Solar powered shelters and other related products for a period of up to Ten (10) years that may include providing WiFi Signal Boosters and Advertising in conjunction with the shelters and other related other outdoor related products. Depending upon the timing of installation and advertising revenue generated per shelter and or other advertising-based product, the Company’s Revenue may increase materially from this green energy offering. The Company has recently raised capital to build and deploy up to 20 bus shelters in Rhode Island as part of an income sharing arrangement with an investment group. The Company has recently had 20 bus shelters delivered and is in the process of deploying the bus shelters into the marketplace. The Company is currently in discussion with the State of Rhode Island on the specific details related to those bus shelters. The Company is also presently in the process of adding up to 60 bus benches in the City of Tallahassee and has engaged two new commissioned sales individuals to assist the company in increasing its advertising revenues in the City of Tallahassee market place, along with adding improved sales advertising capabilities in an effort to improve advertising utilization. The Company’s current Waste to Energy and Durango Solar Farm Project may or may not impact future revenues depending upon the capital structure and other conditions that will be required of the Company by its financing partners and or other regulatory authorities upon closing of its permanent financing for those projects. These items along with other revenue generating opportunities that is under review by the Company may cause dramatic shifts in the Company’s comparative revenue profile of the products and services that the Company provides in the future.

Cost of revenues: Cost of revenues increased by $8,211 from $45,739 for the three months ended September 30, 2018 to $53,950 for the three months ended September 30, 2019. The higher cost of revenues was materially due to higher direct costs in General Contracting services as the Company completes its remaining projects under contract. Costs of revenues may shift dramatically depending upon how the Company’s comparative revenue profile of the products and services shift in the future.

Operating Expenses: Operating expenses decreased by $376,417 from $1,389,176 for the three months ended September 30, 2018 to $1,012,759 for the three months ended September 30, 2019 due materially to decreases in wages, fees, and other general and administrative that were associated with project development costs for the Company’s Medical Waste to Energy initiative and other development projects associated with green energy development initiatives that the Company is currently exploring. The Company’s Operating Expenses may vary quarter to quarter as a result in upfront development costs for permits, engineering reviews, and other costs associated with the Company’s new development projects related to its Medical Waste to Energy project as well as other projects that it is currently reviewing.

Other Expenses: Other Expenses increased by $240,362 from $144,242 for the three months ended September 30, 2018 to $384,604 for the three months ended September 30, 2019 as a result of greater amounts of interest expense as a result of the issuance of convertible debt and other capital related events. Given the Company’s financing requirements in developing its new business models, the Company’s other (income) expenses may increase over time as the Company explores the use of additional debt financing.

Net Loss: As a result of the above, including the exclusion of $244,150 is non-controlling interest in the three months ended September 30, 2019, the Net Loss decreased approximately $32,598 from $437,475 for the three months ended September 30, 2018 to $404,877 for the three months ended September 30, 2019.

Results of Operations

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

Revenues: Revenues decreased by approximately $176,838 from $436,574 for the nine months ended September 30, 2018 to $259,736 for the nine months ended September 30, 2019 as a result of lesser advertising revenues and reduce General Contracting services as the Company migrates away from General Contracting services and towards the development of Green Energy Projects including the sale of Solar powered shelters and other energy related projects that derive income from advertising sources. Advertising revenue declined as a result of a transition to commissioned advertising sales personnel during the quarter. The Company has entered into revenue sharing agreements with the City of Tallahassee, the State of Rhode Island Transportation Authority, and the State of New Jersey, along with others to provide and manage up to approximately 1,700 Solar powered shelters and other related products for a period of up to Ten (10) years that may include providing WiFi Signal Boosters and Advertising in conjunction with the shelters and other related other outdoor related products. Depending upon the timing of installation and advertising revenue generated per shelter and or other advertising-based product, the Company’s Revenue may increase materially from this green energy offering. The Company has recently raised capital to build and deploy up to 20 bus shelters in Rhode Island as part of an income sharing arrangement with an investment group. The Company has recently had 20 bus shelters delivered and is in the process of deploying the bus shelters into the marketplace. The Company is currently in discussion with the State of Rhode Island on the specific details related to those bus shelters. The Company is also presently in the process of adding up to 60 bus benches in the City of Tallahassee and has engaged two new commissioned sales individuals to assist the company in increasing its advertising revenues in the City of Tallahassee market place, along with adding improved sales advertising capabilities in an effort to improve advertising utilization. The Company’s current Waste to Energy and Durango Solar Farm Project may or may not impact future revenues depending upon the capital structure and other conditions that will be required of the Company by its financing partners and or other regulatory authorities upon closing of its permanent financing for those projects. These items along with other revenue generating opportunities that is under review by the Company may cause dramatic shifts in the Company’s comparative revenue profile of the products and services that the Company provides in the future.

Cost of revenues: Cost of revenues decreased by approximately $43,477 from $225,842 for the nine months ended September 30, 2018 to $182,365 for the nine months ended September 30, 2019 as a result of a higher mix of higher margin advertising generated revenues. Costs of revenues may shift dramatically depending upon how the Company’s comparative revenue profile of the products and services shift in the future.

Operating Expenses: Operating expenses decreased $243,056 from $1,178,444 for the nine months ended September 30, 2018 to $935,388 for the nine months ended September 30, 2019 due materially to decreases in wages, fees, and other general and administrative that were associated with project development costs for the Company’s Medical Waste to Energy initiative and other development projects associated with green energy development initiatives that the Company is currently exploring. The Company’s Operating Expenses may vary quarter to quarter as a result in upfront development costs for permits, engineering reviews, and other costs associated with the Company’s new development projects related to its Medical Waste to Energy project as well as other projects that it is currently reviewing.

Other Expenses: Other Expenses increased by $730,090 from $260,880 for the nine months ended September 30, 2018 to $990,970 for the nine months ended September 30, 2019 as a result of greater amounts of interest expense as a result of the issuance of convertible debt and other capital related events. Given the Company’s financing requirements in developing its new business models, the Company’s other (income) expenses may increase over time as the Company explores the use of additional debt financing.

Net Loss: As a result of the above, including the exclusion of $670,059 in non-controlling interest in the nine months ended September 30, 2019, the Net Loss decreased approximately $183,025 from $1,439,324 for the nine months ended September 30, 2018 to $1,256,299 for the nine months ended September 30, 2019

Continuing Operations, Liquidity and Capital Resources

As of September 30, 2019, we had a working capital deficit of approximately $8,120,293. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

During the nine months ended September 30, 2019, we used approximately $616,659 in operating activities driven materially from our operating loss offset by non-cash expenses.

During the nine months ended September 30, 2019, we used approximately $1,905,186 for the purchase of furniture and equipment.

During the nine months ended September 30, 2019, we received approximately $2,644,872 from financing proceeds driven materially from the proceeds of the bridge financing for the Waste to Energy project.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and (c) that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting principally due to the following:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Though the Company has not been served, we have become aware of a derivate suit being filed against the Company by shareholders James J. Loures, Jr. and Justin Derkack requesting that the Company reverse the underlying transactions related to the MedRecycler-RI, Inc. project such that 100% of the revenues and profits generated from the project remain with the Company. We do not believe that there are merits to the claim given the explicit determination by those authorities approving permanent financing for the project that they will not approve financing so long as the Company has direct ownership in MedRecycler-RI, Inc.

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

On August 8, 2019 the Company issued 18,400,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.00045.

On August 13, 2019 the Company issued 19,300,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.00045.

On August 28, 2019 the Company issued 20,000,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.00018.

On August 13, 2019 the Company issued 19,300,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.00045.

On September 6, 2019 the Company issued 21,300,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.000135.

On September 11, 2019 the Company issued 22,300,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.000135.

On September 19, 2019 the Company issued 15,190,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.000135.

On October 2, 2019 the Company issued 24,200,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.00009.

On October 7, 2019 the Company issued 25,300,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.00018.

On October 8, 2019 the Company issued 26,500,000 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.00018.

On October 15, 2019 the Company issued 27,321,556 shares of common stock pursuant to a portion of a convertible promissory note at a price of $0.00018.

The issuances of the above shares of common stock were exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(a)(2) thereto as isolated transactions not involving a public offering. Following the issuances and as of the November 1, 2019, the Registrant has a total of 597,310,180 shares of common stock issued and outstanding.

All the offers and sales of securities listed above were made to accredited investors. The issuance of the above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended September 30, 2019, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

Sun Pacific Holding Corp.

Date: November 19, 2019	By:	/s/ Nicholas Campanella
Nicholas Campanella
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

