Form 10-K
period 2019-12-31
Sun Pacific Holding Corp.
filed 2020-05-20
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019, the last business day of the Registrant’s most recently completed fiscal year, the market value of our common stock held by non-affiliates was $317,051 which is based on the closing price of such common equity, as of the last practical business day of the registrant’s most recently completed fiscal year of $0013.

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of May 12, 2020 was 966,501,700.

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

PART I

Item 1. Business

Company Overview

Utilizing managements history and contacts in general contracting, coupled with our subject matter expertise and intellectual property (“IP”) knowledge of solar panels and other environmentally friendly technologies, Sun Pacific Holding Corp (“the Company”) is focused on building a “Next Generation” green energy company. The Company offers competitively priced “Next Generation” solar panel and lighting products by working closely with design, engineering, integration and installation firms in order to deliver turnkey solar and other energy efficient solutions. We provide solar bus stops, solar trashcans and “street kiosks” that utilize advertising offerings that provide State and local municipalities with costs efficient solutions. In conjunction with our general contracting services and as part of our effort to expand our green energy marketplace, we have undertaken the process of participating in the development of a Waste to Energy plant in the State of Rhode Island and have started, through a partnership, with ownership terms to be defined upon securing financing, the opportunity to develop and build a solar farm in Durango, Mexico.

Our green energy solutions can be customized to meet most enterprise and/or government mandated regulations and advanced system requirements. Our portfolio of products and services allow our clients to select a solution that enables them to establish a viable standard product offering that focuses on the goals of the client’s entire organization.

Currently, the Company has six (6) subsidiary holdings. Sun Pacific Power Corp which was the initial company that specialized in solar, electrical and general construction, Bella Electric, LLC that in conjunction with the Company operates our electrical contracting work. Bella Electric, LLC is a Pennsylvania limited liability company. The Company also formed Sun Pacific Security Corp., a New Jersey corporation. Currently the Company has not begun operations in the security sector but is reviewing plans to provide residential and commercial security solutions, including installation and monitoring. The Company also formed National Mechanical Group Corp, a New Jersey corporation originally focused on plumbing operations in the New Jersey and Pennsylvania areas. Currently the Company is exploring migrating National Mechanical Group Corp from plumbing operations to partnering on a Solar Farm project in Durango Mexico, in which it will partner with Soluciones De Energia Diversificada Internacional, S.A.P.I. (“SEDI”), a subsidiary of Blissful Holdings, LLC. The partnership has identified and is working towards financing the project with a project funding source/partner in support of its partnership with SEDI to build and develop the Durango Mexico Solar Farm Project. The proposed project funding would be for up to $93 million in capital to build a 50 plus megawatt solar farm in which NMG and SEDI would own up to thirty five percent, respectively in equity interest in the completed project. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” MedRecycler, LLC, is a wholly owned subsidiary duly formed in the state of Nevada. MedRecycler, LLC was created in 2018 to act as a holding company for potential waste to energy projects. MedRecycler, LLC, currently owns 51% of MedRecycler RI, Inc. a Rhode Island Corporation. MedRecycler RI, Inc. was created for the Medical Waste to Energy facility that the Company is attempting to finance and operate in West Warrick, Rhode Island. MedRecycler RI, Inc. is currently exploring permanent financing options to fund its operations that meet the underwriting requirements of various bond/debt investors and issuing authorities, which if put into place would require changes to MedRecycler RI, Inc.’s and or the Company’s organizational structure. The Company is exploring creative solutions that would meet the requirements of the various financing parties and still provide equivalent profit sharing arrangements between the parties that allow Sun Pacific to also undertake other projects as it focuses on the best organizational structure to allow it to fund and grow its green energy objectives. A proposed solution that we have received initial approval for would in exchange for releasing all guarantees and other security interests of the Company and its subsidiaries, forgo direct ownership in MedRecycler-RI, Inc., but allow the Company to receive an economic interest equal to 51% of all profits derived from MedRecycler-RI, Inc.

As of today, our principal source of revenues is derived from Street Smart Outdoor Corp. operations in the outdoor advertising business with contracts in place in New Jersey, Rhode Island and Tallahassee, Florida, along with some other minor contracting work that we are currently reviewing to determine if we shall continue pursuing in the future. We have recently entered into an agreement with a nationally known outdoor advertising firm in a management arrangement as a result of the company’s insufficient working capital and as an option to allow for the expansion of our technologies and or contracts by working with other parties that can bring management expertise and or other resources that may allow us to further optimize our growth strategies and advertising reach.

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

Currently, the Company has been and is insolvent if you factor in the Company’s debt obligations. Over its history and to augment the Company’s strategy, it has sought out partnerships and other arrangements with professionals and companies at the operating subsidiary level to counter its insolvent state, coupled with the Company’s use of debt and equity financings. The Company continues to look for opportunities that will allow it to partner with others in the form of debt and or equity and other contributions at the subsidiary level, and where possible attempt to keep control of at least fifty one percent (51%) of those subsidiaries. While it will also look for the means to correct its insolvent state at the holding company level, given its current negative economic condition, many parties continue to prefer to work with the Company at an operational subsidiary level. The Company is currently exploring other equity and or debt opportunities to correct its overall insolvent state. Although we continue operations through our subsidiary holdings, revenues generated do not fully produce cash flows sufficient to meet our basic capital requirements. In order to meet our reporting requirements, we may have to seek additional capital through debt or equity financing and/or request deferred payment or other in-kind payments for services. Street Smart Outdoor is undercapitalized making expansion of our advertising products highly unlikely or difficult to expand without the use of potential partnerships and or commission only sales representatives. Neither the Company nor Street Smart Outdoor have secured additional financing to support operations. We are attempting to partner or otherwise develop a capital strategy to allow us to grow the outdoor advertising business that includes financing outdoor structures with other parties, in which we arrange financing arrangements, and we continue to look for other professional organizations that we can partner with in expanding our contracts. Our Rhode Island Project currently represents a liability of over $8,700,000, if you include the subsequent $2,700,000 in additional short term provide in October 2019 and has yet to commence. It will require additional financing, we estimate, of not less than $8,500,000 to complete the build out of phase one for the facility and $17,200,000 if you include consolidating the current $8,700,000 short term indenture. The permanent financing will also require Nicholas Campanella to continue to pledge his assets that are currently pledged under the short-term debenture for the long term financing. We have plans upon the successful launch of our phase one to double the capacity of the facility, which will require additional financing. MedRecycler-RI, Inc. has yet to secure any additional financing. Failure to be successful with the Rhode Island financing could lead to bankruptcy or reorganization of the Company.

It has been made clear by the Rhode Island authorities approving long term bond facilities for the MedRecycler-RI, Inc. project, that the Company cannot have an ownership interest given its poor creditworthiness and insolvency. The approving authority has expressed a desire to sever all economic interest in the Rhode Island Project from the Company, However, we have proposed, and have received initial approval, whereby in exchange for releasing all guarantees and other security interests of the Company and its subsidiaries, and forgoing direct ownership in MedRecycler-RI, Inc., the Company shall receive an economic interest equal to 51% of all profits derived from MedRecycler-RI, Inc. This will free collateral and cashflow for the development of new projects of the Company and its subsidiaries, while also removing the debt of MedRecycler-RI, Inc. from the balance sheet of the Company. At the same time, once MedRecycler-RI, Inc. becomes profitable, and has met all requirements of long term financing related to reserve allocations and profit thresholds, the Company should receive a recurring income from the MedRecycler-RI, Inc. without the limitations on its assets and additional overhead costs related to maintaining the subsidiary and financial reporting. Any final agreement will be subject to final approval of the Rhode Island authority, who has provided tentative approval of the economic interest structure. The Company will engage independent counsel to negotiate the terms to avoid any potential risks of conflict of interest. Company management has recently been made aware of a derivative lawsuit filed against the Company and others requesting that the transactions underlying the creation and operation of the Rhode Island Project be unwound. However, in the event that such suit was successful, the resulting ownership of MedRecycler-RI, Inc. would prohibit permanent financing to meet final approval from the state of Rhode Island, most likely resulting in the holder of the bridge financing to foreclose upon the Rhode Island Project in its entirety as well as a total change of control of the Company. The Company believes that the claim has no merit and that the transaction has been structured in a manner that is most advantageous to the Company and its shareholders by preserving as much value as possible from the Rhode Island Project, while also balancing the requirements of those parties approving permanent financing.

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

Going Concern

The Company has an accumulated deficit of approximately $8.2 million and a working capital deficit of approximately $10.5 million as of December 31, 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

MedRecycler, LLC holds trademarks for the name and the logo.

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

Employees

As of December 31, 2019, we had approximately 5 full-time employees. We periodically engage additional consultants and employ temporary or full-time employees as needed. Potential employees possessing the unique qualifications required are readily available for both part-time and full-time employment. The primary method of soliciting personnel is through recruiting resources directly utilizing all known sources including electronic databases, public forums, and personal networks of friends and former co-workers.

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

As of December 31, 2019, we had generated insufficient revenues. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Our projections are based upon our best estimates on future growth. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues, or expenses. If we make poor budgetary decisions as a result of unreliable data, we may never become profitable or incur losses, which may result in a decline in our stock price.

There is substantial doubt about our ability to continue as a going concern and if we are unable to generate significant revenue or secure additional financing, we may be unable to implement our business plan and grow our business.

We are just graduating as an emerging growth company and are in the process of selling and developing our products. Consequently, we have not generated enough revenues as of the date of this prospectus. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during the remainder of fiscal 2020. Our independent registered public accounting firm has indicated in their report that these conditions raise substantial doubt about our ability to continue as a going concern for a period of 12 months from the issuance date of this report. The continuation of our business as a going concern is dependent upon the continued financial support from our stockholders.

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

Recently, disgruntled shareholders have filed a derivative suit against the Company which could complicate our ability to secure financing. Specifically, our Rhode Island waste to energy project is being operated through our subsidiary holding, MedRecycler-RI, Inc. and this action could potentially harm our negotiating position with certain authorities that are required to approve the permanent financing for the project. In addition, a former executive of the Company contacted authorities approving the project, availing their potential legal actions to the negotiation process. He has since filed suit. These threated and ongoing legal actions could require the Company to provide additional security or to seek alternative means of financing the project altogether that could necessitate a change in the capital structure of the Subsidiary to allow for the placement of permanent financing. Although the Company has sought alternative means of securing permanent financing, due to the financial condition of the Company, we were unable to overcome the lack of creditworthiness as a major factor contributing to the failure to secure permanent financing. The consequences of these threats and ongoing suits could negatively affect the outcome of the project, including, but not limited to, potential foreclosure by the bridge financier, which could result in the total loss of the project for the Company and a change in control of the Company. As the financier is not likely willing to operate and maintain an insolvent public company, such foreclosure could result in a bankruptcy and/or total restructuring of the Company. In addition, defending any legal action could add additional financial risk to the Company that could result in its bankruptcy and/or total restructuring.

Due to the current debt load of the Company, our credit worthiness may endanger our ability to secure financing.

Given the financial condition of the Company, securing financing for a project such as our waste to energy project has been a very difficult task, as has been the case for most fund-raising efforts for the Company. The current debt load and financial performance of the Company could raise creditworthiness issues in the eyes of potential lenders. The current state of the Company’s credit could require the Company to evaluate new corporate and capital structures of our subsidiaries in order to shield our subsidiary interests from the liabilities of the Company. If we fail to present lenders with a credit profile that will meet their standards, large projects, such as our subsidiary project in MedRecycler-RI, Inc. or our solar project in Mexico could fail or require new corporate and or capital restructuring. Given that the Company is already heavily in debt, such failure to secure financing and complete the project could require the Company to file for bankruptcy and encumber all of the assets of the Company.

Due to delays in securing approval, we risk defaulting on substantial debts held by our subsidiary.

Our bridge financing for the Rhode Island waste to energy project comes due in July of 2020. In the event that we are unable to secure permanent financing to pay the balance of principal and accrued interest, we will be in technical default. The holder of the debt, being secured by the project itself, including all equipment and leaseholds, as well as all equity ownership held by our CEO, Nicholas Campanella, in the Company. If the holder of the debt exercises their right to foreclose upon their security interest, they could remove the project in its entirety, including an economic interests, from the Company, and also force a change in control of the Company.

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

Nicholas Campanella holds convertible promissory notes in excess of $400,000, making Nicholas Campanella the largest creditor of the Company outside of the MedRecycler project. The convertible promissory notes are convertible into common stock at rate of a 50% discount to market. If Nicholas Campanella were to foreclose upon the limited assets of the Company, we would likely have to file for bankruptcy. Alternatively, Nicholas Campanella could convert the promissory note into common stock increasing his control over the Company.

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

On November 14, 2019 suit was filed against the Company by shareholders James J. Loures, Jr. and Justin Derkack requesting that the Company reverse the underlying transactions related to the MedRecycler-RI, Inc. project such that 100% of the revenues and profits generated from the project remain with the Company. We do not believe that there are merits to the claim given the explicit determination by those authorities approving permanent financing for the project that they will not approve financing so long as the Company has direct ownership in MedRecycler-RI, Inc. The matter is currently pending in Superior Court.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The high and low per share closing sales prices of the Company’s stock on the OTC Markets (ticker symbol: SNPW) for each quarter for the years ended December 31, 2019 and 2018 were as follows:

Quarter Ended	High	Low

March 31, 2018	0.138	0.12
June 30, 2018	0.0635	0.0575
September 31, 2018	0.0325	0.0275
December 31, 2018	0.0145	0.0106
March 31, 2019	0.0038	0.0155
June 30, 2019	0.0012	0.0059
September 31, 2019	0.0004	0.0017
December 31, 2019	0.0007	0.0068

Holders of our Common Stock

As of May 19, 2020, there were approximately 569 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is VStock Transfer.

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

Unregistered Sales of Equity Securities

On or about January 9, 2019, we issued 1,500,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.00292 per share of common stock.

On or about January 15, 2019, we issued 2,000,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.003285 per share of common stock.

On or about January 25, 2019, we issued 2,000,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.0016 per share of common stock.

On or about January 29, 2019, we issued 3,500,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.0018 per share of common stock.

On or about February 6, 2019, we issued 3,750,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.0018 per share of common stock.

On or about February 8, 2019, we issued 3,776,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.0016 per share of common stock.

On or about February 12, 2019, we issued 3,900,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.0018 per share of common stock.

On or about February 22, 2019, we issued 3,776,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.0016 per share of common stock.

On or about February 26, 2019, we issued 4,300,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.0018 per share of common stock.

On or about March 7, 2019, we issued 4,000,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.00168 per share of common stock.

On or about March 11, 2019 we issued 4,700,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.00189 per share of common stock.

On or about March 19, 2019, we issued 5,100,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.00168 per share of common stock.

On or about March 27, 2019, we issued 5,438,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.0014 per share of common stock.

On or about March 26, 2019, we issued 5,400,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.004720741 per share of common stock.

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

On or about April 26, 2019, we issued 5,978,800 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.001280023 per share of common stock.

On or about May 1, 2019, we issued 5,978,800 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.00132 per share of common stock.

On or about May 1, 2019, we issued 6,700,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.001485075 per share of common stock.

On or about May 6, 2019, we issued 6,871,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.001 per share of common stock.

On or about May 8, 2019, we issued 7,700,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.001035065 per share of common stock.

On or about May 9, 2019, we issued 7,846,500 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.000920028 per share of common stock.

On or about May 21, 2019, we issued 8,622,300 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.001239924 per share of common stock.

On or about May 21, 2019, we issued 8,400,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.0009 per share of common stock.

On or about May 30, 2019, we issued 9,300,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.0009 per share of common stock.

On or about May 31, 2019, we issued 9,471,700 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.000800068 per share of common stock.

On or about June 5, 2019, we issued 10,000,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.000855 per share of common stock.

On or about June 5, 2019, we issued 10,408,400 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.000759963 per share of common stock.

On or about June 12, 2019, we issued 5,618,833 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.0007199 per share of common stock.

On or about June 13, 2019, we issued 11,200,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.00072 per share of common stock.

On or about June 14, 2019, we issued 11,985,594 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.000640018 per share of common stock.

On or about June 20, 2019, we issued 12,600,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.000495 per share of common stock.

On or about June 25, 2019, we issued 13,200,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.000495 per share of common stock.

On or about July 1, 2019, we issued 13,800,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.000495 per share of common stock.

On or about July 9, 2019, we issued 14,500,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.000495034 per share of common stock.

On or about July 11, 2019, we issued 15,200,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.000495 per share of common stock.

On or about July 17, 2019, we issued 16,000,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.00045 per share of common stock.

On or about July 22, 2019, we issued 16,800,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.00045 per share of common stock.

On or about July 30, 2019, we issued 17,600,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.00045 per share of common stock.

On or about August 7, 2019, we issued 18,400,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.00045 per share of common stock.

On or about August 13, 2019, we issued 19,300,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.00045 per share of common stock.

On or about August 28, 2019, we issued 20,000,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.00018 per share of common stock.

On or about September 6, 2019, we issued 21,300,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.000135 per share of common stock.

On or about September 11, 2019, we issued 22,300,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.000135 per share of common stock.

On or about September 19, 2019, we issued 15,190,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.000135 per share of common stock.

On or about October 2, 2019, we issued 24,200,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.00009 per share of common stock.

On or about October 7, 2019, we issued 25,300,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.00018 per share of common stock.

On or about October 8, 2019, we issued 26,500,000 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.00018 per share of common stock.

On or about October 15, 2019, we issued 27,321,556 shares of common stock to one entity pursuant to the conversion of a certain convertible debenture at a conversion price of $0.00018 per share of common stock.

On or about November 19, 2019, we issued 29,805,700 shares of common stock to one entity pursuant to a cashless exercise of a warrant, with an exercise price of $0.00009 per share of common stock.

On or about December 12, 2019, we issued 31,293,000 shares of common stock to one entity pursuant to a cashless exercise of a warrant, with an exercise price of $0.00009 per share of common stock.

On or about December 19, 2019, we issued 32,854,600 shares of common stock to one entity pursuant to a cashless exercise of a warrant, with an exercise price of $0.00009 per share of common stock.

On or about December 26, 2019, we issued 34,494,000 shares of common stock to one entity pursuant to a cashless exercise of a warrant, with an exercise price of $0.00009 per share of common stock. The issuances of the above shares of common stock were exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(a)(2) thereto as isolated transactions not involving a public offering. Following the issuances and as of the date of this filing, the Registrant has a total of 966,501,700 shares of common stock issued and outstanding.

All the offers and sales of securities listed above were made to accredited investors. The issuance of the above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Repurchases of Equity Securities

We repurchased no shares of our Common Stock during the year ended December 31, 2019.

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

MedRecycler, LLC, a wholly owned subsidiary of Sun Pacific Holding Company currently holds fifty one percent (51%) of MedRecycler-RI, Inc., a corporation formed in the state of Rhode Island for the development of waste to energy projects in the state of Rhode Island. Currently, MedRecycler-RI, Inc. has entered into an Indenture of Trust in the amount of $8,725,000.00 as bridge financing for a project in West Warwick, Rhode Island (the “Rhode Island Project”). The original plan was for a facility in Johnston, Rhode Island, but through our negotiations, determined that the West Warwick location was more suitable. The Indenture of Trust has been secured by all equity holdings in MedRecycler-RI, Inc., all personal holdings of equity in the Company held by Nick Campanella, our CEO and member of the Board of Directors. Mr. Campanella has further pledged personal property located in Manapalan in excess of $1,000,000. Payment for the Indenture of Trust is further guaranteed by the Company and Street Smart Outdoor Corp. Currently, MedRecycler-RI, Inc. has entered into a lease agreement in West Warwick, Rhode Island, has taken preliminary steps to order the equipment, and is beginning to engage specialists and staff for building out the Rhode Island Project. In order to secure actual operations of the Rhode Island Project, we estimate that MedRecycler-RI, Inc. must still secure a minimum of $17,200,000 in long term financing. MedRecycler-RI, Inc. is currently negotiating with the state of Rhode Island and potential bond financiers to secure the long-term financing for the Rhode Island Project. Although we anticipate, assuming the long-term financing is secured, the Rhode Island Project may be fully operational as early as the first quarter of 2020, but, at this time, that schedule could slip as a result of delays in closing on long-term financing. All initial operational earnings will be earmarked for interest, principal repayment, and the fulfillment of other covenants of the long-term financing until all reserves have been met. As we have not secured long term financing, we can make no statement regarding the long term success of the Rhode Island Project, though, even in a best case scenario, the Rhode Island Project may not be cash flow positive until fully operational and proceeds fulfill covenants under the terms of the yet to be finalized debt financing. Through MedRecycler, LLC, the Company owns fifty-one percent (51%) of MedRecycler-RI, Inc., which was pledged by the Company to Mr. Campanella pursuant to a forbearance agreement related to debts owed to Mr. Campanella. The remaining forty nine percent (49%) of MedRecycler-RI, Inc. is held by Nicholas Campanella, personally, Marmac Corporate Advisors, LLC, and Eilers Law Group, P.A., holding thirty nine percent (39%), eight percent (8%), two percent (2%), respectfully. Mr. Campanella received his ownership as consideration for his personal pledges securing the Indenture of Trust, Marmac Corporate Advisors, LLC and Eilers Law Group, P.A. received their respective ownership as consideration for efforts and services performed. One hundred percent (100%) of the ownership of MedRecycler-RI, Inc. has been pledged to bridge financing, including any pledge rights held by Mr. Campanella in MedRecycler, LLC. On October 21, 2019, MedRecycler-RI, Inc. amended the Indenture of Trust to include an addition $2,700,000 in bridge financing to secure delivery of equipment for installation. MedRecycler RI, Inc. is currently exploring permanent financing options to fund its operations that meet the underwriting requirements of various bond/debt investors and issuing authorities, which if put into place would require changes to MedRecycler RI, Inc.’s and or the Company’s organizational ownership structure. The Company is exploring creative solutions that would meet the requirements of the various financing parties and still provide equivalent profit sharing arrangements between the parties that would also allow Sun Pacific to undertake other projects as it focuses on the best organizational structure to allow it to fund and grow its green energy objectives.

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

Going Concern

The Company has an accumulated deficit of $8,342,437 and a working capital deficit of $10,491,807 as of December 31, 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. The Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At December 31, 2019, none of the Company’s cash balances were in excess of federally insured limits with the exception of $1,161,388 of cash balances held in escrow at UMB Bank, NA under a project fund that the Company’s subsidiary, MedRecycler-RI, Inc. is drawing balances against for the development of its Medical Waste to Energy project in Rhode Island. Any and all withdrawals are strictly controlled by the lending institution and use of proceeds must be approved prior to release of funds.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts totaled $22,835 and $145,055 as of December 31, 2019 and 2018, respectively.

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

Deposits

During the year ended December 31, 2019, the Company made deposits of approximately $5,000,000 pursuant to a purchase of equipment costing approximately $7,200,000. We are currently estimating a commence of operations in late summer to early fall of 2020 at MedRecycler-RI, Inc.’s West Warwick, Rhode Island facility.

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

Property and equipment

Property and equipment are stated at cost. Additions and improvements that significantly add to the productive capacity or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over three to five years for vehicles and five to ten years for equipment. Leasehold improvements are amortized over the lesser of the estimated remaining useful life of the asset or the remaining lease term. Interest costs incurred that are directly related to the construction of long term assets are capitalized during the construction period. As of December 31, 2019 and 2018, $651,828 and $0, respectively, is included in proprerty plant and equipment.

Capitalized Interest

During the year ended December 31, 2019, the Company incurred total interest costs of $1,025,926, of which, $651,828 was capitalized and included in property and equipment as of December 31, 2019.

Impairment of long-lived assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. At December 31, 2019 and 2018, the Company has not identified any such impairment losses.

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

Revenue recognition

100% of the Company’s revenue for the years ended December 31, 2019 and 2018 is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as defined by Topic 606, as amended.

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

	2019	2018
Outdoor Advertising Shelter Revenues	$150,636	$276,591
Contracting Service Revenues	150,097	308,059
	$300,733	$584,650

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the Year ended December 31, 2019 and 2018, basic and diluted loss per share are the same as the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the years ended December 31, 2019 and 2018, all potential shares have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive.

Results of Operations for the Year Ended December 31, 2019 as Compared to the Year Ended December 31, 2018

Revenues

During the year ended December 31, 2019, revenues decreased by $283,917, from $584,650 for the year ended December 31, 2018 to $300,733 in 2019, as a result of lesser advertising revenues and reduce General Contracting services as the Company migrates away from General Contracting services and towards the development of Green Energy Projects including the sale of Solar powered shelters and other energy related projects that derive income from advertising sources. Advertising revenue declined as a result of a transition to commissioned advertising sales personnel during the quarter. The Company has entered into revenue sharing agreements with the City of Tallahassee, the State of Rhode Island Transportation Authority, and the State of New Jersey, along with others to provide and manage up to approximately 1,700 Solar powered shelters and other related products for a period of up to Ten (10) years that may include providing WiFi Signal Boosters and Advertising in conjunction with the shelters and other related other outdoor related products. Depending upon the timing of installation and advertising revenue generated per shelter and or other advertising-based product, the Company’s Revenue may increase materially from this green energy offering. The Company has recently raised capital to build and deploy up to 20 bus shelters in Rhode Island as part of an income sharing arrangement with an investment group. The Company has recently had 20 bus shelters delivered and is in the process of deploying the bus shelters into the marketplace. The Company is currently in discussion with the State of Rhode Island on the specific details related to those bus shelters. The State of Rhode Island is also exploring options of purchasing those bus shelters from the Company. The Company is also presently in the process of adding up to 60 bus benches in the City of Tallahassee and has engaged two new commissioned sales individuals to assist the company in increasing its advertising revenues in the City of Tallahassee market place, along with adding improved sales advertising capabilities in an effort to improve advertising utilization. The Company’s current Waste to Energy and Durango Solar Farm Project may or may not impact future revenues depending upon the capital structure and other conditions that will be required of the Company by its financing partners and or other regulatory authorities upon closing of its permanent financing for those projects. These items along with other revenue generating opportunities that is under review by the Company may cause dramatic shifts in the Company’s comparative revenue profile of the products and services that the Company provides in the future.

Cost of Revenues

During the year ended December 31, 2019, cost of revenues decreased by $96,596, from $311,492 for the year ended December 31, 2018 to $214,896 in 2019, as a result of a higher mix of higher margin advertising generated revenues. Costs of revenues may shift dramatically depending upon how the Company’s comparative revenue profile of the products and services shift in the future.

Operating Expenses

During the year ended December 31, 2019, operating expenses decreased by $268,527, from $1,569,796 for the year ended December 31, 2018 to $1,301,269 in 2019 due materially to decreases in wages, fees, and other general and administrative expenses that were associated with project development costs for the Company’s Medical Waste to Energy initiative and other development projects associated with green energy development initiatives that the Company is currently exploring. The Company’s Operating Expenses may vary quarter to quarter as a result in upfront development costs for permits, engineering reviews, and other costs associated with the Company’s new development projects related to its Medical Waste to Energy project as well as other projects that it is currently reviewing.

Other Expenses

During the year ended December 31, 2019, Other Expenses increased by $115,370 from $478,843 for the year ended December 31, 2018 to $594,213 in 2019 as a result of greater amounts of interest expense as a result of the issuance of convertible debt and other capital related events. Given the Company’s financing requirements in developing its new business models, the Company’s other (income) expenses may increase over time as the Company explores the use of additional debt financing.

Net Loss

As a result of the above, Net Loss increased $34,164 from $1,775,481 for the year ended December 31, 2018 to $1,809,645 in 2019.

Liquidity and Capital Resources

Net Working Capital

We have, since inception, financed operations and capital expenditures through the sale of stock and convertible notes and debt. Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, and unbilled receivables.

At December 31, 2019, we had a net working capital deficit of approximately $10,491,807 compared to $2,866,603 at December 31, 2018. We relied on temporary financing for the MedRecycler project and proceeds from advertising project financing in 2019. We relied on proceeds from the sale of common stock, convertible promissory notes and advances from related parties throughout fiscal 2018.

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

For the year ended December 31, 2019, net cash used in operations was approximately $550,010 driven primarily by current year operating loss, offset primarily by non-cash expenses for the amortization of debt discounts, loss on settlement of convertible debt, as well as increases in accrued officer compensation and accrued expenses.

For the year ended December 31, 2018, net cash used in operations was approximately $758,069 driven by current year operating loss, offset primarily by non-cash expenses for the loss on settlement of accrued officer compensation, accrued expenses, an increase in accounts payable, and loss on the conversion of debt.

Cash Flows from Investing Activities

For the year ended December 31, 2019, the Company invested approximately $5.7 million in its MedRecycler project, consisting of $538,242 of equipment purchases and deposits n equipment of $5,682,329, offset by $42,000 in proceeds from the sale of vehicles.

For the year ended December 31, 2018, no cash was provided by investing activities.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and proceeds from capital raise transactions.

For the year ended December 31, 2019, cash provided by financing activities was approximately $8,445,588, primarily from the temporary financing for the MedRecycler project of $8,453,624, and the issuance of convertible debt of $200,000, offset by the repayment of convertible debt of $150,000 and vehicles loans of $60,667.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm, are set forth on pages F-1 through F-18 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were not effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Executive	Age	Position
Nicholas Campanella	55	Chairman of the Board, Chief Executive Officer and Director
Vincent Randazzo	58	Director
Sumair Mitroo**	53	(Former) Director

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

Vincent Randazzo, Director was appointed to the Board of Directors of Sun Pacific Holding Corp. because of his management experience with manufacturing operations and financial reporting. Mr. Randazzo received his Bachelor of Science in Business Administration from Saint Francis College. Mr. Randazzo started his career as an accounting clerk for Agip, USA. Thereafter, he quickly became a Manager of General Accounting for Time Warner Corporation rising to Plant Manager within 10 years with the company. In 1998, Mr. Randazzo joined I.L Walker, Inc., a folding carton manufacturing operation, as Vice President/General Manager. I.L. Walker, Inc. at the time had annual sales of $23,000,000. Mr. Randazzo was responsible for 155 employees, initiated new manufacturing and quality standards. Based on his experience with I.L. Walker, Inc., in 2001, Mr. Randazzo started his own firm, Zapp Packaging, Inc. driving sales from $1,500,000 the first year of operations to $15,000,000 in 2005 when he sold the company. In 2006, Mr. Randazzo joined MyPrint a division of e-Tools Corporation as V.P. of Operations until he was appointed C.E.O. in 2007, where he remains today. Mr. Randazzo’s experience brings expertise in building and growing businesses.

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

The term of the sitting Board of Directors was effective August 24, 2019 and expires on August 23, 2020. The shareholders shall be duly notified in accordance with the Bylaws of the Company and the laws of the state of Nevada for the appropriate shareholder meeting and request for shareholder voting per a formal proxy statement.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2019 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)		Total ($)
Nicholas Campanella(1)	CEO	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-		-0-
		2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-		-0-
		2019	-0-	-0-	-0-	-0-	-0-	-0-	165,000	(2)	165,000

(1)	Mr. Campenella received $165,000 for consulting services provided to to MedRecycler-RI, Inc., a subsidiary of the Company in the year ended December 31, 2019.
(2)	On December 20, 2017, the Company entered into a five-year employment agreement with Nicholas Campanella, Chief Executive Officer. Under the terms of the agreement, the Company is required to pay a base compensation of $165,000 annually, subject to increases in cost of living and performance bonuses as awarded by the Board of Directors. After 5 years, the agreement is automatically renewed for an additional two years unless terminated by either party. As part of the agreement Mr. Campanella opted to defer, with no interest, the receipt of compensation under the agreement until the Company has the funds to pay its obligation.

Compensation of Directors

Our Directors do not receive compensation for sitting on the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 12, 2020, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s common stock. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each beneficial owner is c/o Sun Pacific Power Corporation, 215 Gordons Corner Road, Manalapan, New Jersey 07726.

Name	Position	Number of Shares of Common Stock		Percentage of Common Stock (1)

Officers & Directors

Nicholas Campanella	Chairman of the Board. CEO, & Director	33,897,166	(2)	3.5%
Vincent Randanzzo	Director	44,150		*
	Total Owned by all Officers and Directors	33,941,316		3.5%

(1) Applicable percentage ownership is based on 966,501,700 shares of common stock outstanding as of May 12, 2020. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of are deemed to be beneficially owned by the person holding such securities for computing the percentage of ownership of such person but are not treated as outstanding for computing the percentage ownership of any other person. Nicholas Campanella, our Chairman and Chief Executive Officer holds 12,000,000 shares of Series A Preferred Stock as of May 19, 2020. The Series A Preferred Stock has voting rights equal to 125 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights. As a result, Mr. Campanella has the equivalent to 1,500,000,000 votes. Therefore, although the officers, directors and beneficial holders of shares greater than 5% of the common stock have voting rights equal to 3.5% of the voting rights of the common stock, this amounts to only 3.67% of the total voting rights available. Mr. Campanella thus has just over 50% of the total voting rights.

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

Vincent Randazzo, our Director, is the brother-in-law of Nicholas Campanella, our Chairman and Chief Executive Office.

On February 7, 2019, MedRecycler-RI, Inc., of which the wholly owned subsidiary of the Company, MedRecycler, LLC, holds fifty one percent (51%), entered into an Indenture of Trust for a Promissory Note in the amount of $6,025,000, which has been subsequently amended adding an additional $2,700,000 in principal to the Promissory Note. Pursuant to the Indenture of Trust, Nicholas Campanella, our CEO and Chairman, provided pledged of personal assets to the note holder, including, real property and all equity ownership in the Company. Mr. Campanella received thirty nine percent (39%) or thirty-nine thousand shares of MedRecycler-RI, Inc. as consideration for his efforts and services in 2019 as well as his agreement to pledge substantial personal assets.

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

The total fees charged by Turner, Stone & Company, LLC in 2019 and 2018 aggregated $33,280 and $29,230, respectively, which includes fees for the 2018 and 2019 audited financial statements and review of the quarterly financial statements.

	Audit	Taxes	Filings	Oher	Total
2019	$32,280	$-	$-	$-	$33,280
2018	$29,230	$-	$-	$-	$29,230

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibit	Filed

3.1	Amended and Restated Articles of Incorporation filed May 29, 2015	Form 10 October 13, 2015

3.2	Bylaws dated April 5, 2005	Form 10 October 13, 2015

3.3	Designation of Series B and Series C Preferred Stock filed with the state of Nevada on August 11, 2017	Form 8-K August 18, 2017

3.4	Certificate of Amendment filed with the state of Nevada on October 3, 2017	Form 8-K October 13, 2017

3.5	Certificate of Change (Reverse Stock Split) filed with the state of Nevada on October 3, 2017	Form 8-K October 13, 2017

10.1	The Acquisition Agreement between the Company and Sun Pacific Power Corp., dated August 16, 2017	Form 8-K August 29, 2017

10.2	The Spinoff Agreement with the Company, Randy Romano, and Vaughan Dugan, dated August 24, 2017	Form 8-K August 18, 2017

10.3	The Forbearance Agreement between the Company and Nicholas Campanella, dated January 11, 2019.	Form 8-K January 14, 2019

10.4	Guarantee of Payment and Performance between the Company and UMB Bank, N.A., date February 7, 2019	Form 8-K February 11, 2019

10.5	Extension of Forbearance Agreement between the Company and Nicholas Campanella, dated April 3, 2019	Form 10-K April 4, 2019

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herein

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herein

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Pacific Power Corp.

Date: 5/20/2020	By:	/s/ Nicholas Campanella
	Name:	Nicholas Campanella
	Title:	Chairman of the Board of Directors, & Chief Executive Officer (Principal Executive Officer)

Date: 5/20/2020	By:	/s/ Nicholas Campanella
	Name:	Nicholas Campanella
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on May 20, 2020 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Nicholas Campanella	Chairman of the Board of Directors, Chief
Nicholas Campanella	Executive Officer, & Chief Financial Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

/s/ Vincent Randazzo	Director
Vincent Randazzo

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders Sun Pacific Holding Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sun Pacific Holding Corp. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

May 20, 2020

We have served as the Company’s auditor since 2017.

SUN PACIFIC HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 and 2018

	December 31, 2019	December 31, 2018

ASSETS
Current Assets:
Cash and cash equivalents	$109,561	$4,851
Cash held in escrow	1,161,388	-
Prepaid interest held in escrow	450,909	-
Accounts receivable, net of allowance for uncollectable accounts of $22,835 and $145,155, respectively	33,458	77,137
Other current assets	-	7,234
Total current assets	1,755,316	89,222

Property and Equipment, Net	647,507	204,951
Right-of-use Asset	1,256,405	-
Deposits and Other Assets	5,682,329	-

Total assets	$9,341,557	$294,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$281,126	$245,125
Accounts payable, related party	91,540	91,512
Accrued compensation to officer	767,963	631,166
Accrued expenses	546,995	203,670
Accrued expenses, related party	65,188	31,745
Dividends payable, related party	22,038	18,913
Advances from related parties	614,654	612,023
Project financing obligation	260,000	260,000
Vehicle installment notes payable, current portion	-	28,943
Convertible notes payable, net of discounts	196,850	423,454
Convertible notes payable, related party, net of discounts	408,974	408,974
Note Payable, net of discounts	200,000	-
Lease liability, current portion	88,356	-
Total current liabilities	3,543,684	2,955,525
Long Term Liabilities:
Notes payable, net of discounts	8,703,438	-
Lease liability, net of current portion	1,236,597	-
Vehicle installment notes payable, net of current portion	-	31,724
Total liabilities	13,483,719	2,987,249

Commitments and contingencies (see Note 7)

Stockholders’ Deficit:
Preferred stock $0.0001 par value, 20,000,000 million shares authorized:
Series A preferred stock: 12,000,000 shares designated; 12,000,000 shares issued and outstanding	1,200	1,200
Series B preferred stock: 1,000,000 shares designated; -0- shares issued and outstanding, respectively	-	-
Series C preferred stock: 500,000 shares designated; -0- and 275,000 shares issued and outstanding, respectively	-	-
Common stock $0.0001 par value, 1,000,000,000 shares authorized; 725,982,137 and 69,901,354 shares issued and outstanding, respectively	72,598	6,690
Additional paid in capital	4,717,462	3,948,051
Accumulated deficit	(8,342,437)	(6,649,017)
Total deficit	(3,551,177)	(2,693,076)
Non-controlling interst in subsidiary	(590,986)	-
Total stockholders’ deficit	(4,142,162)	(2,693,076)

Total liabilities and stockholders’ deficit	$9,341,557	$294,173

The accompanying footnotes are an integral part of these consolidated financial statements.

SUN PACIFIC HOLDING CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

Revenues	$300,733	$584,650
Cost of Revenues	214,896	311,492

Gross profit	85,837	273,158

Operating expenses:
Wages and compensation	243,343	517,627
Professional fees	435,741	530,634
Insurance	12,979	2,658
Rent	40,580	39,297
General and administrative	568,626	479,580
Total operating expenses	1,301,269	1,569,796

Loss from operations	(1,215,432)	(1,296,638)

Other Expenses:
Dividend expense - preferred stock	-	(22,917)
Other income, net	1,966	-
Interest expense	(566,700)	(455,926)
Total other expense. net	(564,734)	(478,843)

Net loss	$(1,780,166)	$(1,775,481)

Deemed dividend from warrant adjustments	(504,240)	-

Net loss attributable to non-controlling interst	590,986	-

Net loss attributable to common stockholders	$(1,693,420)	$(1,775,481)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.03)

Weighted Average Shares Outstanding - Basic and Diluted	324,690,784	62,471,599

The accompanying footnotes are an integral part of these consolidated financial statements.

SUN PACIFIC HOLDING CORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2019 and 2018

	Series A Preferred		Series B Preferred		Series C Preferred				Additional		Non-
	Stock		Stock		Stock		Common Stock		Paid In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balances at December 31, 2017	12,000,000	$1,200	-	$-	275,000	$28	$60,833,030	$6,083	$3,168,626	$(4,873,536)	-	$(1,697,599)
Issuance of common stock for cash	-	-	-	-	-	-	1,230,000	123	172,877	-	-	173,000
Issuance of common stock for services	-	-	-	-	-	-	668,324	67	84,142	-	-	84,209
Issuance of common stock warrants for services	-	-	-	-	-	-	-	-	130,641	-	-	130,641
Issuance of common stock warrants with convertible debt	-	-	-	-	-	-	-	-	350,000	-	-	350,000
Issuance of common stock warrants for extension of maturity of debt	-	-	-	-	-	-	-	-	16,401	-	-	16,401
Issuance of common stock upon conversion of convertible debt	-	-	-	-	-	-	4,170,000	417	25,335	-	-	25,752
Redemption of preferred stock	-	-	-	-	(275,000)	(28)	-	-	28	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(1,775,481)	-	(1,775,481)
Balances at December 31, 2018	12,000,000	1,200	-	-	-	-	66,901,354	6,690	3,948,051	(6,649,017)	-	(2,693,077)
Issuance of common stock upon conversion of convertible debt	-	-	-	-	-	-	530,633,483	53,063	278,017	-	-	331,080
Cashless exercise of common stock warrants	-	-	-	-	-	-	128,447,300	12,845	(12,845)	-	-	-
Deemed dividend - adjustments to warrants	-	-	-	-	-	-	-	-	504,240	(504,240)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(1,189,180)	(590,986)	(1,780,166)
Balances at December 31, 2019	12,000,000	$1,200	-	$-	-	$-	725,982,137	$72,598	$4,717,462	$(8,342,437)	$(590,986)	$(4,142,163)

The accompanying footnotes are an integral part of these consolidated financial statements.

SUN PACIFIC HOLDING CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Cash flows from Operating Activities:
Net loss	$(1,780,166)	$(1,775,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56,262	88,779
Amortization of debt discount - interest expense	406,275	348,446
Allowance for uncollectable accounts	(122,320)	26,934
Loss on settlement of convertible debt	31,220	-
Gain on sale of property and equipment	(2,576)	-
Stock issued for services	-	84,209
Warrants issued for services	-	130,641
Changes in operating assets and liabilities:
Accounts receivable	165,999	(27,342)
Deposits	7,234	(122)
Accounts payable	36,001	56,659
Accounts payable, related party	28	6,500
Accrued compensation to officer	136,797	180,000
Accrued expenses	410,120	111,875
Accrued expenses, related party	33,443	4,583
Right-to-use asset and obligation	68,548	-
Dividends payable, related party	3,125	6,250
Net cash used in operating activities	(550,010)	(758,069)

Cash flows from Investing Activities:
Purchase of property and equipment	(538,242)	-
Payment of deposits on equipment	(5,682,329)	-
Proceeds from sale of property and equipment	42,000	-
Net cash provided by (used in) investing activities	(6,178,571)	-

Cash flows from Financing Activities:
Proceeds from advances from related parties	2,631	23,506
Proceeds from notes payable released from escrow	8,453,624	-
Proceeds from issuance of common stock	-	173,000
Proceeds from the issuance of convertible debt	200,000	281,660
Repayment of convertible debt	(150,000)	(5,000)
Proceeds from project financing obligation	-	260,000
Repayment of vehicle installment notes payable	(60,667)	(25,985)
Net cash provided by financing activities	8,445,588	707,181

Net decrease in cash and restricted cash	1,717,007	(50,888)
Cash at beginning of year	4,851	55,740
Cash and restricted cash at end of year	$1,721,858	$4,852

Supplemental Disclosure of Cash Flow Information:
Interest paid	$368,474	$24,928
Taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Original issue discount on convertible notes	$-	$68,340
Increase in convertible notes and discounts from extension	$-	$50,000
Issuance of common stock upon conversion of convertible debt	$331,080	$25,752
Debt discounts on convertible notes payable	$-	$366,401
Right of use asset and operating lease liability	$1,338,686	$-
Automatic redemption of preferred shares	$-	$28

The accompanying footnotes are an integral part of these consolidated financial statements.

SUN PACIFIC HOLDING CORP

NOTES TO CONSOLIDATED FINACNIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 and 2018

NOTE 1 - DESCRIPTION OF THE BUSINESS

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

Cash, Cash Equivalents and Cash Held in Escrow

For purposes of the consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. As of December 31, 2018, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At December 31, 2019, none of the Company’s cash balances were in excess of federally insured limits with the exception of $1,161,388 of cash balances held in escrow at UMB Bank, NA under a project fund that the Company’s subsidiary, MedRecycler-RI, Inc. is drawing balances against for the development of its Medical Waste to Energy project in Rhode Island. Any and all withdrawals are strictly controlled by the lending institution and use of proceeds must be approved prior to release of funds. As of December 31, 2019, th Company also has $450,909 of cash balacnes held in escrow for the prepayment of interest on the project finaning.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts totaled $22,835 and $145,155 as of December 31, 2019 and 2018, respectively.

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

Property and equipment

Property and equipment are stated at cost. Additions and improvements that significantly add to the productive capacity or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over three to five years for vehicles and five to ten years for equipment. Leasehold improvements are amortized over the lesser of the estimated remaining useful life of the asset or the remaining lease term. Interest costs incurred that are directly related to the construction of long term assets are capitalized during the construction period. As of December 31, 2019 and 2018, $651,828 and $0, respectively, is included in property plant and equipment.

Capitalized Interest

During the year ended December 31, 2019, the Company incurred total interest costs of $1,025,926, of which, $651,828 was capitalized and included in property and equipment as of December 31, 2019.

Impairment of long-lived assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. At December 31, 2019 and 2018, the Company has not identified any such impairment losses.

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

Deposits

During the year ended December 31, 2019, the Company made deposits of approximately $5,000,000 pursuant to a purchase of equipment costing approximately $7,200,000. We are currently expected to commence operations in late summer to early fall of 2020 at MedRecycler-RI, Inc.’s West Warwick, Rhode Island facility.

Revenue recognition

100% of the Company’s revenue for the years ended December 31, 2019 and 2018, is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as defined by Topic 606, as amended.

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

	2019	2018
Outdoor Advertising Shelter Revenues	$150,636	$276,591
Contracting Service Revenues	150,097	308,059
	$300,733	$584,650

Advertising Costs

Advertising costs are expensed in the period incurred and totaled $21,939 and $27,727 for the years ended December 31, 2019 and 2018, respectively.

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the years ended December 31, 2019 and 2018, basic and diluted loss per share are the same as the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the years ended December 31, 2019 and 2018, the following potential shares have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive:

	2019	2018
Convertible Debt	142,600,652	201,542,064
Convertible Debt Subject to Forebearance	654,557,961	-
Warrants	365,590,508	8,324,757
	1,162,749,121	209,866,791

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2019 and 2018, the Company incurred losses from operations of $1,215,432 and $1,296,638, respectively. The Company had a working capital deficit of $10,491,807 as of December 31, 2019. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the additional capital to meet short and long-term operating requirements. Management is continuing to pursue external financing alternatives to improve the Company’s working capital position however additional financing may not be available upon acceptable terms, or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2019 and 2018:

	2019	2018
Furniture and equipment	$289,479	$271,817
Vehicles	67,240	189,012
Leasehold Improvements	563,165	66,077
Less: Accumulated Depreciation	(272,377)	(321,955)
Property and equipment, net	$647,507	$204,951

Depreciation expenses totaled $56,262 and $88,779 for the years ended December 31, 2019 and 2018, respectively.

NOTE 5 - BORROWINGS

Vehicle installment notes payable

The Company’s vehicle installment notes payable consist of several installment notes for various vehicles used in the Company’s operations. The notes have annual interest rates between 3.49% and 4.07% and require monthly minimum payments of principal and interest ranging from $370 to $434. The Company’s installment notes are collateralized by the vehicles purchased with the respective installment notes. The notes mature from November 2020 to August 2021. During the years ended December 31, 2018 and 2019, the Company sold several vehicles securing the notes, which was settled as a result of the sales. As of December 31, 2019 and 2018, the balance of the notes totaled $0 and $60,667, respectively.

Convertible notes payable

On August 24, 2016, the Company issued two two-year unsecured convertible notes payable totaling $200,000 pursuant to a private placement memorandum. The notes matured on August 24, 2018 and have an annual interest rate of 12.5%. At the election of the holder, upon the occurrence of certain events, the notes can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In August 2018, the holders of the notes agreed to extend the maturity date of the notes to December 31, 2018, in exchange for warrants to acquire 600,000 shares of common stock for an exercise price of $0.31 per share, exercisable over three years. The Company estimated the fair value of the warrants, totaling $16,401, using the Black Scholes Method and recorded an additional discount against the note to be amortized over the extended term of the notes. The notes are carried at $196,850, with no remaining unamortized discount as of December 31, 2019 and 2018. The notes are currently in default and have not been converted.

In April 2018, the Company issued convertible notes with an aggregate principal balance of $350,000, for net proceeds after issuance costs which were recorded as a discount against the debt to be amortized into interest expense through the maturity of the notes, of $281,660. The notes mature in April 2019, accrue interest at an annual rate of 10% and are convertible into common stock at a conversion rate equal to the lesser of $0.05 and 60% times the lowest trading price of the Company’s common stock during the 18 trading days prior to conversion. Because the conversion feature is indexed to the Company’s stock, and there is an explicit cap to the total number of shares issuable upon conversion, the Company determine that the embedded conversion option did not require bifurcation and liability presentation. The investors in the notes also received warrants to acquire an aggregate of 6,349,457 shares of common stock for an exercise price of $0.11 per share, exercisable for 2 years. The Company estimated the fair value of the warrants using the Black Scholes model and the following assumptions: volatility – 261.8% to 268.7%; expected term – 2.0 years; dividend rate – 0.0%; risk free rate – 2.49%, and allocated $173,355 of the proceeds to the warrants, which was recorded as a discount against the debt to be amortized into interest expense through the maturity of the notes. Based on the allocation of proceeds to the debt, the Company determined there was a beneficial conversion feature totaling $176,645, which was recorded as a discount against the debt to be amortized into interest expense through the maturity of the notes. On November 13, 2018, the Company entered into agreements with the holders of the notes to extend the “Prepayment Termination Date” to December 23, 2018, as defined in the respective Promissory Notes in exchange for the addition of $25,000 to the principal of the principal of each note, which was recorded as an additional discount against the note and amortized into interest expense through the extended “Prepayment Termination Date”. During the years ended December 31, 2019 and 2018, the Company amortized $156,461 and $311,879, respectively, of the discounts. As of December 31, 2018, the notes are carried at $226,604, net of unamortized discounts of $156,461. On July 8, 2019, the Company entered into a settlement agreement with Auctus Fund, LLC, settling all amounts owed pursuant to that convertible promissory note entered into on April 30, 2018 for $150,000. During the year ended December 31, 2019, the holders of the notes elected to converted all remaining principal and accrued interest outstanding under the notes into 659,080,783 shares of common stock.

Convertible notes payable, related party

On October 23, 2015, a total of $332,474 in advances from a related party was converted into two one-year unsecured convertible notes payable to Nicholas Campanella, Chief Executive Officer of the Company. The notes have an annual interest rate of 6% and are currently in default. At the election of the holder, the notes can be converted into common stock of the Company at a conversion price per share equal to 20% of the average bid price for the three consecutive business days prior to conversion. As of December 31, 2019 and 2018, the balances of the notes totaled $332,474.

On August 24, 2016, a total of $75,000 in advances from a related party was converted into a two-year unsecured convertible note payable to Nicholas Campanella, Chief Executive Officer of the Company, pursuant to a private placement memorandum. The note matures on August 24, 2018, has an annual interest rate of 12.5% and is due at maturity. At the election of the holder, upon the occurrence of certain events, the note can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with this note, the Company issued 75,000 shares of Series B preferred stock, as further described in Note 6. As of December 31, 2019 and 2018, the balance of the notes was $75,000. The notes are carried at $76,500 as of December 31, 2019 and 2018, with no remaining unamortized discounts.

Accrued interest on the convertible notes, related party totaled $61,256 and $31,745 as of December 31, 2019 and 2018, respectively.

Project Financing Obligation

In June 2018, the Company received proceeds of $260,000 pursuant to a partnership agreement and related partnership contribution agreements with third party investors, pursuant which investors have agreed to provide financing for no less than (10) ten new bus shelters being installed annually. Each investment in the partnership grants the investor the right to preferential distributions of profits related to the Company’s contract with Rhode Island. The investors receive 100% of the profits from the Rhode Island contract to install 20 bus shelters until 100% of the initial investments are returned. Thereafter, the investors receive 20% of the remaining profits from Rhode Island contract. As of December 31, 2019 and 2018, no profits have been earned on the Rhode Island contract, no repayments have occurred and the total amount of investments received totaling $260,00 is reflected on the accompanying consolidated balance sheet as a Project Financing Obligation.

Line of credit, related party

On October 23, 2015, the Company entered into a line of credit agreement with Nicholas Campanella, Chief Executive Office of the Company, for a total value of $250,000. The line of credit does not bear an interest rate and is payable on demand. As of December 31, 2019 and 2018, the balance of the debt to related party was $164,261 and $161,630, respectively.

Indenture of Trust

In January 2019, MedRecycler, LLC, a 51%-owned subsidiary of Sun Pacific Holding organized in the state of Rhode Island for the development of waste to energy projects in the state of Rhode Island. Currently, MedRecycler-RI, Inc. has entered into an Indenture of Trust in the amount of $6,025,000.00 as bridge financing for a project in West Warwick, Rhode Island. The proceeds from the indenture are held in escrow to be used to (i) to provide for the financing of certain waste to energy facility and related improvements (the “Improvements”); (ii) to provide for the financing or refinancing of certain equipment to be used in connection with the Improvements (the “Equipment” and together with the Improvements, the “Project”); (iii) to provide for the financing of capitalized interest; and (iv) to pay certain costs incurred in connection with the Project. The principal balance of the indenture accrues interest at an annual rate of 12%, payable semi-annually, and matures on January 29, 2020. The Company incurred debt issuance costs of $271,375, which were recorded as a discount against the indenture to be amortized into interest expense through the maturity of the indenture. On October 9, 2019, the Company entered into the First Amended Indenture of Trust (the “Amended Indenture”), with UMB Bank, N.A., a national banking association (“UMB”) increasing the principal under the original Indenture of Trust by two million seven hundred thousand dollars ($2,700,00.00). As a result, MedRecycler-RI, Inc. owes an aggregate of eight million seven hundred twenty-five thousand dollars ($8,725,000). As a condition to entry into the Amended Indenture all parties providing security interest, pledges, and guarantees pursuant to the Original Indenture of Trust signed on February 7, 2019, including the Company, agreed to extend such security interest, pledges, and guarantees pursuant to the terms of the Omnibus Amendment Agreement between the securing parties and UMB, as Trustee on October 9, 2019. In addition, the Trustee required that MedRecycler-RI, Inc. further agree to assign any and all contractual rights related to the equipment. For the year ended December 31, 2019, the Company amortized $249,814 of the discount, and as of December 31, 2019, the indenture is carried at $8,703,439, net of unamortized discount of $21,561. In 2020, the maturity dates of the notes were extended to January 2021 (see Note 11). Accordingly. These notes are presented as long-term on the accompanying consolidated balance sheet as of December 31, 2019.

Note Payable

On June 21, 2019, the Company issued a six month ten percent interest promissory note in the amount of $200,000. The note was funded July 8, 2019. Per the terms of the note, the Company agreed to issue to the lender was issued 2,000,000 shares of restricted common stock, with a fair value of $2,600 as an inducement. The balance of the note is $200,000 as of December 31, 2019.

Future maturites of the Company’s debt are as follows:

Years Ending December 31,
2020	$805,824
2021	8,725,000
Total future maturities	9,530,824
Less: discount	(21,561)
Carrying Value at December 31,2019	$9,509,263

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2019 and 2018, the Company has designated 12,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Convertible Preferred Stock, and 500,000 shares of Series C Convertible Stock.

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

Series C Preferred Stock - In connection with the reverse merger, the Company issued 275,000 shares of Series C Preferred Stock. Holders of Series C Preferred Stock are not entitled to voting rights or preferential rights upon liquidation. Each share of Series C Preferred Stock shall pay an annual dividend in the amount of $0.125 per year, for a total of $0.25, over an eighteen (18) month term, from the date of issuance (the “Commencement Date”). Dividend payments shall be payable as follows: (i) dividend in the amount of $0.0625 per share of Series C Preferred Stock at the end of each of the third quarter and fourth quarter of the first twelve (12) months of the twenty-four (24) month period after the Commencement Date; and (ii) dividend in the amount of $0.03125 per share of Series C Preferred Stock at the end of each of the four quarters of the second twelve (12) months of the twenty-four (24) month period after the Commencement Date. The source of payment of the dividends will be derived from up to thirty-five percent (35%) of net revenues (“Net Revenues”) from the Street Furniture Division of the Corporation following the seventh (7th) month after the Commencement Date. To the extent the amount derived from the Net Revenues of the Street Furniture Division is insufficient to pay dividends of Series C Preferred Stock, if a sufficient amount is available, the next quarterly payment date the funds will first pay dividends of Series C Preferred Stock past due. At the conclusion of twenty-four months after the Commencement Date, and upon the payment of all dividends due and owing on said Series C Preferred Stock, the Series C Preferred Stock shall automatically be redeemed by the Corporation and returned to the Corporation for cancellation, as unissued, non-designated, preferred shares. The series C preferred stock were redeemed during the year ended December 31, 2018. As of December 31, 2019 and 2018, divdends payable of $22,038 and $18,913, respectively, are reflected as dividends payable on the accompanying consolidated balance sheets.

Common stock

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

During the year ended December 31, 2019, the Company issued 530,633,483 shares of common stock upon the conversion of convertible debt principal, interest and conversion fees totaling $331,080.

During the year ended December 31, 2019, holders of warrants to acquire 129,909,530 shares of common stock elected to exercise the warrants on a cashless basis, at an exercise price of $0.0009 per share, resulting in the issuance of 128,447,300 shares of common stock.

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

In October 2017, the Company issued warrants to acquire 100,000 shares of common stock at an exercise price of $0.10 per share and 900,000 shares of common stock at an exercise price of $45.00 per share, exercisable over 10 years, for services to be rendered over a six-month period. The Company re-measured the warrants as of December 31, 2017, and estimated the fair value of $261,282, of which $130,641 was expensed during the year ended December 31, 2018.

During the year ended December 31, 2019, the exercise prices of warrants to acquire 397,727 shares were adjusted as a result of the conversion of debt at conversion rates that were lower than the initial warrant exercise prices. Pursuant to the terms of the warrants, the number of shares are also increased so that the aggregate exercise price of the warrants remained constant at $43,750. On the date of each adjustment, the Company estimated the incremental fair value of the warrants resulting from these adjustments using a Black-Scholes option pricing model and recorded a deemed dividend of $504,240 for the year ended December 31, 2019. The significant assumptions used in the Black Scholes calculations were as follows: risk free rate – 2.4%, volatility – 230% to 265%, expected term – 0.58 years to 1.06 years.

During the year ended December 31, 2019, holders of warrants to acquire 129,909,530 shares of common stock elected to exercise the warrants on a cashless basis, at an exercise price of $0.0009 per share, resulting in the issuance of 128,447,300 shares of common stock.

The following summarizes warrant activity for the years ended December 31, 2019 and 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at January 1, 2018	1,000,000	$41.50	7.8 years
Granted	7,324,757	0.10	5.0 Years
Outstanding at December 31, 2018	8,324,737	$5.08	0.38 years
Ratchet adjustments	485,713,051	$0.00009	-
Exercises	(128,447,300)	$0.00009	-
Outstanding at December 31, 2019	365,590,508	$0.11	0.35 Years

The following summarizes warrant information as of December 31, 2019:

Exercise Price	Number of Shares	Expiration Date
$0.00009	620,030	August 2021
$0.00009	363,970,478	April 2020
$10.00	100,000	October 27,2027
$45.00	900,000	October 27,2027
	365,590,508

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment agreement

On December 20, 2014, the Company entered into a five-year employment agreement with Nicholas Campanella, Chief Executive Officer. Under the terms of the agreement, the Company is required to pay a base compensation of $180,000 annually, subject to increases in cost of living and performance bonuses as awarded by the Board of Directors. After 5 years, the agreement is automatically renewed for an additional two years unless terminated by either party. As part of the agreement Mr. Campanella opted to defer, with no interest, the receipt of compensation under the agreement until the Company has the funds to pay its obligation. In October 2017, the Company issued 12,000,000 shares of series A preferred stock and 1,250,000 shares of common stock to its chief executive officer in settlement of $107,307 of accrued salary. At December 31, 2019 and December 31, 2018, the Company had accrued compensation of $767,963 and $631,166, respectively, and recorded the related expenses in ‘general and administrative’ on the accompanying condensed consolidated statements of operations.

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

The following is a schedule showing the future minimum lease payments under leases for the next five years and the present value of the minimum lease payments as of December 31, 2019.

Years Ending December 31,
2020	$243,249
2021	250,317
2022	217,361
2023	215,797
2024	167,516
Thereafter	1,064,425
Total minimum lease payments	2,158,666
Less: Amount representing interest	(833,713)
Present value of minimum lease payments	$1,324,953

For the years ended December 31, 2019 and 2018, lease expense was $307,561 and $39,297, respectively inclusive of short-term leases.

The related lease balance included in the condensed consolidated balance sheet as of December 31, 2019 were as follows:

Assets:

Operating lease right-of use asset	$1,256,405

Liabilities:

Lease liability – current portion	$88,356

Lease liability – long-term portion	1,236,597

Total operating lease liabilities	$1,324,953

Significant customers

For the year ended December 31, 2019, two customers accounted for 35% and 14%, respectively, of the Company’s revenues. As of December 31, 2019, accounts receivable due from these customers totaled $0 and $10,509 respectively. For the year ended December 31, 2018, one customer accounted for 42% of the Company’s revenues.

Profit Participation Agreement

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

Legal Matters

On May 28, 2019, a former President Director of the Company, filed suit against the Company and its wholly owned subsidiary, Street Smart Outdoor Corp., in Superior Court of New Jersey, Monmouth County, Law Division alleging breach of contract and has demanded $450,000.00 in lost wages. The matter is currently pending in Superior Court.

The Company has been served by shareholders James J. Loures, Jr. and Justin Derkack requesting that the Company reverse the underlying transactions related to the MedRecycler-RI, Inc. project such that 100% of the revenues and profits generated from the project remain with the Company. The Company does not believe that there are merits to the claim given the explicit determination by those authorities approving permanent financing for the project that they will not approve financing so long as the Company has direct ownership in MedRecycler-RI, Inc.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Certain affiliates have made non-interest-bearing advances. The balances of these advances, which are due on demand and include the Advances from Related Parties noted in Note 5, totaled $614,654 and $612,023 as of December 31, 2019 and 2018, respectively. Included in accounts payable related parties as of December 31, 2019 and 2018, are expenses incurred with these affiliates totaling $91,540 and $91,512, respectively.

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

In order to secure financing for the MedRecycler-RI, Inc. West Warrick, Rhode Island waste to energy facility, Mr. Campanella agreed that upon initial financing of the project, he shall pledge substantially all of his holdings in the Company, assign his pledges in MedRecycler, LLC, and certain properties held by Mr. Campanella, personally, in order to collateralize the debt obligations. As consideration for his inducement, the Board of Directors has deemed it fair consideration to issue Mr. Campanella 39,000 shares of MedRecycler-RI, Inc. In addition, MedRecycler-RI, Inc. had engaged the services of Marmac Corporate Advisors, LLC and Eilers Law Group, P.A. to oversee, negotiate and to facilitate the initial financing and capital structure of MedRecycler-RI, Inc. As neither party has received compensation for their services for the Company or MedRecycler-RI, Inc. since August of 2018 thru January of 2019, the Board of Directors, in January 2019, deemed it fair consideration to issue Marmac Corporate Advisors, LLC and Eilers Law Group, P.A. 8,000 and 2,000 shares of MedRecycler-RI, Inc., respectively. As a result, the Company shall maintain 51% of the ownership of MedRecycler-RI, Inc. through its MedRecycler, LLC holdings. During the year ended December 31, 2019, the Company paid Mr. Campanella $165,000 of fees for overseeing the project. The Company also agreed to pay consulting fees to Marmac Corporate Advisors, LLC in the amount of $15,000 a month effective February 1, 2019 for one year totaling $165,000.

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

NOTE 9 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of December 31, 2019 and 2018.

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2019 and 2018:

	2019	2018
U.S. Federal Statutory Tax Rate	21.00%	21.00%
State taxes	5.53%	5.53%
Permanent items	-%	-%
Chane in future tax rates	-%	-%
Change in valuation allowance	(26.53)%	(26.53)%
Totals	0.00%	0.00%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2019 and 2018 are summarized as follows:

	2019	2018
Deferred Tax Assets:
Net operating loss carry-forwards	$1,811,000	$1,368,000
Accrued expenses	204,000	168,000
Total deferred tax assets	2,015,000	1,536,000
Less: Valuation allowance	(2,015,000)	(1,536,000)
Total deferred tax assets and liabilities, net	$—	$—

As of December 31, 2019, the Company has available net operating loss carry forwards of approximately $6.8 million which begin to expire in 2036.

The Company assesses the recoverability of its net operating loss carry forwards and other deferred tax assets and records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. The Company continues to maintain the valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2019 the Company had a valuation allowance totaling $2,015,000 against its deferred tax assets due to insufficient positive evidence, primarily consisting of losses within the taxing jurisdictions that have tax attributes and deferred tax assets.

NOTE 10 – SEGMENT INFORMATION

Beginning in 2019, the Company operates in three segments: outdoor advertising, contruction managemnt services, and industrial waste management. Summary information by segment is as follows:

Summary balance sheet information by segment as of December 31, 2019 is as follows:

	Contstruction Services	Outdoor Advertising	Industrial Waste	Total
Cash	$4,142	$42,749	$62,670	$109,561
Escrowed Cash	-	-	1,161,388	1,161,388
Prepaid Interest	-	-	450,909	450,909
Accounts receivable	12,790	20,668	-	33,458
Current Assets	16,932	63,417	1,674,967	1,755,316
Property Plant and Equipment	126,939	-	520,568
Righ of Use Asset	-	-	1,256,405	1,256,405
Deposits and Other	21,653	-	5,660,676	5,682,329
Total assets	$165,524	$63,417	$9,112,616	$9,341,557

Accounts Payable and Accrued Expenses	1,222,091	279,205	533,554	2,034,850
Related Party Advances	614,654	-	-	614,654
Notes Payable	200,000	-	8,703,438	8,903,438
Convertible Debt	605,824	-	-	605,824
Right of Use Obligation	-	-	1,324,953	1,324,953
Total Liabilities	2,642,569	279,205	10,561,945	13,483,719

Net Stockholders’ Deficit	$(2,477,045)	$(215,788)	$(1,449,329)	$(4,142,162)

Summary Statement of Operations Information by segment for the year ended December 31, 2019 is as follows:

	Contstruction Services	Outdoor Advertising	Industrial Waste	Total
Net Revenues	$150,097	$150,636	$-	$300,733
Cost of Sales	161,268	53,628	-	214,896
Operating Expenses	472,274	-	828,995	1,301,269
Operating Loss	(483,445)	97,008	(828,995)	(1,215,432)
Other Expense	187,636	-	377,098	564,734
Net Loss	$(671,081)	$97,008	$(1,206,093)	$(1,780,166)

NOTE 11 – SUBSEQUENT EVENTS

From January 2020 to March 2020, holders of warrants to acquire 246,862,272 shares of common stock elected to exercise the warrants on a cashless basis, at an exercise price of $0.0009 per share, resulting in the issuance of 240,744,220 shares of common stock.

On January 29, 2020, MedRecycler-RI, Inc., a subsidiary of the Company entered into a second amendment to the Indenture of Trust with UMB Bank, extending the term of the two (2) bond’s representing bridge financing for the Rhode Island medical waste to energy project for a period of up to one year. The extension of the bonds shall accrue interest, including a capitalized extension fee of five (5%) percent, at twelve (12%) per annum. The bonds are intended to be paid and extinguished from proceeds from permanent financing.

