Form 10-Q
period 2020-09-30
Sun Pacific Holding Corp.
filed 2020-11-24
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-51935

Sun Pacific Holding Corp

(Exact Name of Registrant as Specified in Its Charter)

Nevada	90-1119774
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

345 Highway 9 South Suite 388 Manalapan NJ	07726
(Address of Principal Executive Office)	(Zip Code)

(732) 845-0906

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	SNPW	N/A

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

Yes [  ] No [X]

As of November, 23, 2020, there were 966,501,700 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2020	2019

ASSETS
Current Assets:
Cash and cash equivalents	$60,411	$109,561
Cash held in escrow	6,047	1,161,388
Prepaid interest held in escrow	-	450,909
Accounts receivable, net of allowance for uncollectable accounts of $0 and $22,835, respectively	50,306	33,458
Total current assets	116,764	1,755,316

Property and Equipment, Net	1,204,054	647,507
Right-of-use Asset	1,177,401	1,256,405
Deposits and Other Assets	6,346,092	5,682,329

Total assets	$8,844,311	$9,341,557

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$168,613	$281,126
Accounts payable, related party	106,512	91,540
Accrued compensation to officer	889,339	767,963
Accrued expenses	948,667	546,995
Accrued expenses, related party	80,836	65,188
Dividends payable, related party	22,038	22,038
Advances from related parties	615,432	614,654
Project financing obligation	260,000	260,000
Convertible notes payable, net of discounts	196,850	196,850
Convertible notes payable, related party, net of discounts	408,974	408,974
Notes Payable, net of discounts	9,248,317	200,000
Lease liability, current portion	102,125	88,356
Total current liabilities	13,047,703	3,543,684
Long Term Liabilities:
Notes payable, net of discounts	-	8,703,438
Lease liability, net of current portion	1,158,002	1,236,597
Total liabilities	14,205,705	13,483,719

Commitments and contingencies (see Note 7)

Stockholders’ Deficit:
Preferred stock $0.0001 par value, 20,000,000 million shares authorized:
Series A preferred stock: 12,000,000 shares designated; 12,000,000 shares issued and outstanding	1,200	1,200
Series B preferred stock: 1,000,000 shares designated; -0- shares issued and outstanding, respectively	-	-
Series C preferred stock: 500,000 shares designated; -0- and 275,000 shares issued and outstanding, respectively	-	-
Common stock $0.0001 par value, 1,000,000,000 shares authorized;
966,726,357 and 725,982,137 shares issued and outstanding, respectively	96,672	72,598
Additional paid in capital	4,693,388	4,717,462
Accumulated deficit	(9,055,376)	(8,342,437)
Total deficit	(4,264,116)	(3,551,177)
Non-controlling interst in subsidiary	(1,097,278)	(590,986)
Total stockholders’ deficit	(5,361,394)	(4,142,162)

Total liabilities and stockholders’ deficit	$8,844,311	$9,341,557

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues	$88,459	$49,448	$255,240	$259,736
Cost of Revenues	15,668	53,950	38,808	182,365

Gross profit (loss)	72,791	(4,502)	216,432	77,371

Operating expenses:
Wages and compensation	56,023	100,491	167,895	215,628
Professional fees	96,456	49,850	398,622	391,471
Rent	-	-	17,817	-
General and administrative	93,981	109,580	450,744	405,660
Total operating expenses	246,460	259,921	1,035,078	1,012,759

Loss from operations	(173,669)	(264,423)	(818,646)	(935,388)

Other Expenses:
Gain on disposal of assets	11,000	-	11,000	-
Interest expense	(123,611)	(379,255)	(411,584)	(985,621)
Total other expense	(112,611)	(379,255)	(400,584)	(985,621)

Net loss	$(286,280)	$(643,678)	$(1,219,230)	$(1,921,009)

Net loss attributable to non-controlling interst	130,018	244,150	506,292	670,059

Net loss attributable to common stockholders	$(156,262)	$(399,528)	$(712,938)	$(1,250,951)

Net Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	966,726,357	395,667,198	936,271,848	221,156,432

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(unaudited)

	Series A Preferred				Additional		Non-
Nine Months Ended	Stock		Common Stock		Paid In	Accumulated	Controlling	Total
September 30, 2019	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balances at December 31, 2018	12,000,000	$1,200	66,901,354	$6,690	$3,948,051	$(6,649,017)	$-	$(2,693,076)
Issuance of common stock upon conversion of convertible debt	-	-	53,140,000	5,314	89,299	-	-	94,613
Net loss	-	-	-	-	-	(394,963)	(175,744)	(570,707)
Balances at March 31, 2019	12,000,000	1,200	120,041,354	12,004	4,037,350	(7,043,980)	(175,744)	(3,169,170)
Issuance of common stock upon conversion of convertible debt	-	-	157,803,127	15,780	124,229	-	-	140,009
Net loss	-	-	-	-	-	(456,460)	(250,165)	(706,625)
Balances at June 30, 2019	12,000,000	1,200	277,844,481	27,784	4,161,579	(7,500,440)	(425,909)	(3,735,786)
Issuance of common stock upon conversion of convertible debt	-	-	210,390,000	21,039	52,675	-	-	73,714
Net loss	-	-	-	-	-	(399,528)	(244,150)	(643,678)
Balances at September 30, 2019	12,000,000	$1,200	488,234,481	$48,823	$4,214,254	$(7,899,968)	$(670,059)	$(4,305,749)

	Series A Preferred				Additional		Non-
Nine Months Ended	Stock		Common Stock		Paid In	Accumulated	Controlling	Total
September 30, 2020	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balances at December 31, 2019	12,000,000	$1,200	725,982,137	$72,598	$4,717,462	$(8,342,437)	$(590,986)	$(4,142,163)
Issuance of common stock upon cashless exercise of warrants	-	-	240,744,220	24,074	(24,074)	-	-	-
Net loss	-	-	-	-	-	(229,434)	(147,336)	(376,770)
Balances at March 31, 2020	12,000,000	1,200	966,726,357	96,672	4,693,388	(8,571,871)	(738,322)	(4,518,933)
Net loss	-	-	-	-	-	(327,243)	(228,938)	(556,181)
Balances at June 30, 2020	12,000,000	1,200	966,726,357	96,672	4,693,388	(8,899,114)	(967,260)	(5,075,114)
Net loss	-	-	-	-	-	(156,262)	(130,018)	(286,280)
Balances at September 30, 2020	12,000,000	$1,200	966,726,357	$96,672	$4,693,388	$(9,055,376)	$(1,097,278)	$(5,361,394)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(unaudited)

	2020	2019
Cash flows from Operating Activities:
Net loss	$(1,219,230)	$(1,921,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,327	48,828
Amortization of debt discount - interest expense	314,387	337,873
Loss on settlement of convertible debt	-	23,419
Conversion fees settled with common stock	-	30,101
Gain on sale of vehicles	(11,000)	(6,087)
Changes in operating assets and liabilities:
Accounts receivable	(16,848)	(11)
Deposits	-	-
Accounts payable	(112,515)	48,897
Accounts payable, related party	14,972	(15,000)
Accrued compensation to officer	121,376	96,339
Accrued expenses	129,805	659,036
Accrued expenses, related party	15,648	3,125
Dividends payable, related party	-	7,378
Right-to-use asset and obligation	14,178	62,480
Net cash used in operating activities	(726,900)	(624,630)

Cash flows from Investing Activities:
Proceeds for sale of vehicles	11,000	28,000
Purchase of property and equipment	(536,531)	(1,922,411)
Payment of deposits on equipment	(433,461)	(1,722,834)
Cash released from (held in) escrow	450,909	-
Net cash used in investing activities	(508,083)	(3,617,245)

Cash flows from Financing Activities:
Proceeds from advances from related parties	-	2,630
Proceeds from notes payable	-	5,953,625
Proceeds from payroll protection loan	30,492	-
Payment to settle convertible debt	-	(150,000)
Repayment of vehicle installment notes payable	-	(45,304)
Net cash provided by financing activities	30,492	5,760,951

Net increase (decrease) in cash and restricted cash	(1,204,491)	1,519,076
Cash and restricted cash at beginning of period	1,270,949	4,851
Cash and restricted cash at end of period	$66,458	$1,523,927

Supplemental Disclosure of Cash Flow Information:
Interest paid	$450,909	$284,918
Taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Note payable extension fee added to principal	$436,250	$-
Prepaid interset held in escrow from note payable	$-	$706,933
Issuance of common stock upon conversion of convertible debt	$-	$284,918
Right-of-use asset and operating lease liability	$-	$1,338,686

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP

NOTES TO CONSOLIDATED FINACNIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Currently, the Company has six (6) subsidiary holdings. Sun Pacific Power Corp, which was the initial company that specialized in solar, electrical and general construction, Bella Electric, LLC that in conjunction with the Company operated our electrical contracting work. Bella Electric, LLC is a Pennsylvania limited liability company. The Company also formed Sun Pacific Security Corp., a New Jersey corporation. Currently the Company has not begun operations in the security sector. The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on plumbing operations in the New Jersey and Pennsylvania areas. Currently the Company is exploring migrating National Mechanical Group Corp from plumbing operations to partnering on a Solar Farm project in Durango Mexico in which it will partner with Soluciones De Energia Diversificada Internacional, S.A.P.I. (“SEDI”), a subsidiary of Blissful Holdings, LLC. The partnership continues to seek financing terms for the project with SEDI building and developing the Durango Mexico Solar Farm Project. The proposed project funding would be for up to $70+- million in capital to build a 50+ plus megawatt solar farm in which NMG and SEDI would each own an equity interest, respectively in the completed project, with the financing partners owning the remainder of the equity in the project holding company. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” MedRecycler, LLC, is a wholly owned subsidiary duly formed in the state of Nevada. MedRecycler, LLC was created in 2018 to act as a holding company for potential waste to energy projects. MedRecycler, LLC, currently owns 51% of MedRecycler RI, Inc. a Rhode Island corporation. MedRecycler RI, Inc. was created for the Medical Waste to Energy facility that the Company is attempting to finance and operate in West Warrick, Rhode Island. MedRecycler RI, Inc. is currently exploring permanent financing options to fund its operations that meet the underwriting requirements of various bond/debt investors and issuing authorities, which if put into place would require changes to MedRecycler RI, Inc.’s and or the Company’s organizational structure. MedRecycler RI, Inc. recently entered into a term sheet with a third party for a $2 million investment into MedRecycler RI, Inc. Pursuant to the term sheet, on November 12, 2020, a convertible senior secured promissory note for $500,000 was executed that will convert into ten percent (10%) of MedRecycler RI, Inc’s common stock upon MedRecycler RI, Inc. receiving its operating permit. MedRecycler RI, Inc. is currently drafting agreements under the term sheet for a stock purchase agreement to purchase an additional twenty percent (20%) for$1,500,000 upon receiving its operating. The Company continues to explore creative solutions that would meet the requirements of the various financing parties and still provide equivalent profit sharing arrangements between the parties that allow Sun Pacific to also undertake other projects as it focuses on the best organizational structure to allow it to fund and grow its green energy objectives.

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

Cash, and Cash Equivalents and Cash Held in Escrow

For purposes of the consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. As of September 30, 2020, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At September 30, 2020, none of the Company’s cash balances were in excess of federally insured limits. $6,047 of cash balances are held in escrow at UMB Bank, NA under a project fund that the Company’s subsidiary, MedRecycler-RI, Inc. is drawing balances against for the development of its Medical Waste to Energy project in Rhode Island. Any and all withdrawals are strictly controlled by the lending institution and use of proceeds must be approved prior to release of funds.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts totaled $0 and $22,835 as of September 30, 2020 and December 31, 2019, respectively.

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

Property and equipment

Property and equipment are stated at cost. Additions and improvements that significantly add to the productive capacity or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over three to five years for vehicles and five to ten years for equipment. Leasehold improvements are amortized over the lesser of the estimated remaining useful life of the asset or the remaining lease term. Interest costs incurred that are directly related to the construction of long-term assets are capitalized during the construction period. As of September 30, 2020 and December 31, 2019, capitalized interest of $221,815 and $101,231, respectively, is included in property plant and equipment.

Impairment of long-lived assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. At September 30, 2020 and December 31, 2019, the Company has not identified any such impairment losses.

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

Deposits

As of September 30, 2020, the Company has made deposits of approximately $5,100,000 pursuant to a purchase of equipment costing approximately $7,200,000. As of September 30, 2020 and December 31, 2019, capitalized interest of $1,206,451 and $550,597, respectively, is included in deposits on the accompanying consolidated balance sheets. The Company currently expects to commence operations in late summer to early fall of 2020 at MedRecycler-RI, Inc.’s West Warwick, Rhode Island facility.

Revenue recognition

100% of the Company’s revenue for the nine months ended September 30, 2020 and 2019, is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as defined by Topic 606, as amended.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. This standard replaced most existing revenue recognition guidance and is codified in FASB ASC Topic 606. Effective January 1, 2018, the Company adopted ASU No. 2014-09 using the modified retrospective method. Under the new guidance, the Company recognizes revenue from contracts based on the Company’s satisfaction of distinct performance obligations identified in each agreement. The adoption of the guidance under ASU No. 2014-09 did not result in a material impact on the Company’s consolidated revenues, results of operations, or financial position. As part of the implementation of ASC 606 the Company must present disaggregation of revenues from contracts with customers into categories that depict how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. Quantitative disclosures on the disaggregation of revenue for the nine months ended September 30, 2020 and 2019 are as follows:

	2020	2019
Outdoor Advertising Shelter Revenues	$218,712	$136,874
Contracting Service Revenues	36,528	122,862
	$255,240	$259,736

Advertising Costs

Advertising costs are expensed in the period incurred and totaled $45,325 and $10,355 for the nine months ended September 30, 2020 and 2019, respectively.

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the Nine months Ended September 30, 2020 and 2019, basic and diluted loss per share are the same as the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the nine months Ended September 30, 2020 and 2019, the following potential shares have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive:

	2020	2019
Convertible Debt	557,637,982	19,685,000
Convertible Debt Subject to Forbearance	1,802,065,652	9,179,480
Warrants	1,620,030	309,031,237
	2,361,323,664	336,895,717

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2020 and 2019, the Company incurred losses from operations of $818,646 and $935,388, respectively. The Company had a working capital deficit of $12,930,939 as of September 30, 2020. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the additional capital to meet short and long-term operating requirements. Management is continuing to pursue external financing alternatives to improve the Company’s working capital position however additional financing may not be available upon acceptable terms, or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of September 30, 2020 December 31, 2019:

	2020	2019
Furniture and equipment	$298,422	$289,479
Vehicles	67,240	67,240
Leasehold Improvements	1,133,096	563,165
Less: Accumulated Depreciation	(294,704)	(272,377)
Property and equipment, net	$1,204,054	$647,507

Depreciation expenses totaled $22,327 and $48,828 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 5 - BORROWINGS

Convertible notes payable

On August 24, 2016, the Company issued two two-year unsecured convertible notes payable totaling $200,000 pursuant to a private placement memorandum. The notes matured on August 24, 2018 and have an annual interest rate of 12.5%. At the election of the holder, upon the occurrence of certain events, the notes can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In August 2018, the holders of the notes agreed to extend the maturity date of the notes to December 31, 2018, in exchange for warrants to acquire 600,000 shares of common stock for an exercise price of $0.31 per share, exercisable over three years. The Company estimated the fair value of the warrants, totaling $16,401, using the Black Scholes Method and recorded an additional discount against the note to be amortized over the extended term of the notes. The notes are carried at $196,850, with no remaining unamortized discount as of September 30, 2020 and December 31, 2019. The notes are currently in default and have not been converted.

Convertible notes payable, related party

On October 23, 2015, a total of $332,474 in advances from a related party was converted into two one-year unsecured convertible notes payable to Nicholas Campanella, Chief Executive Officer of the Company. The notes have an annual interest rate of 6% and are currently in default. At the election of the holder, the notes can be converted into common stock of the Company at a conversion price per share equal to 20% of the average bid price for the three consecutive business days prior to conversion. As of September 30, 2020 and December 31, 2019, the balances of the notes totaled $332,474.

On August 24, 2016, a total of $75,000 in advances from a related party was converted into a two-year unsecured convertible note payable to Nicholas Campanella, Chief Executive Officer of the Company, pursuant to a private placement memorandum. The note matures on August 24, 2018, has an annual interest rate of 12.5% and is due at maturity. At the election of the holder, upon the occurrence of certain events, the note can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with this note, the Company issued 75,000 shares of Series B preferred stock, as further described in Note 6. As of September 30, 2020 December 31, 2019, the balance of the notes was $75,000. The notes are carried at $76,500 as of September 30, 2020 December 31, 2019,with no remaining unamortized discounts.

Accrued interest on the convertible notes, related party totaled $83,389 and $61,256 as of September 30, 2020 December 31, 2019, respectively.

Project Financing Obligation

In June 2018, the Company received proceeds of $260,000 pursuant to a partnership agreement and related partnership contribution agreements with third party investors, pursuant which investors have agreed to provide financing for no less than (10) ten new bus shelters being installed annually. Each investment in the partnership grants the investor the right to preferential distributions of profits related to the Company’s contract with Rhode Island. The investors receive 100% of the profits from the Rhode Island contract to install 20 bus shelters until 100% of the initial investments are returned. Thereafter, the investors receive 20% of the remaining profits from Rhode Island contract. As of September 30, 2020 December 31, 2019, no profits have been earned on the Rhode Island contract, no repayments have occurred and the total amount of investments received totaling $260,00 is reflected on the accompanying consolidated balance sheet as a Project Financing Obligation.

Line of credit, related party

On October 23, 2015, the Company entered into a line of credit agreement with Nicholas Campanella, Chief Executive Office of the Company, for a total value of $250,000. The line of credit does not bear an interest rate and is payable on demand. As of September 30, 2020 and December 31, 2019, the balance of the debt to related party was $164,261.

Indenture of Trust

In January 2019, MedRecycler, LLC, a 51%-owned subsidiary of Sun Pacific Holding organized in the state of Rhode Island for the development of waste to energy projects in the state of Rhode Island. Currently, MedRecycler-RI, Inc. has entered into an Indenture of Trust in the amount of $6,025,000.00 as bridge financing for a project in West Warwick, Rhode Island. The proceeds from the indenture are held in escrow to be used to (i) to provide for the financing of certain waste to energy facility and related improvements (the “Improvements”); (ii) to provide for the financing or refinancing of certain equipment to be used in connection with the Improvements (the “Equipment” and together with the Improvements, the “Project”); (iii) to provide for the financing of capitalized interest; and (iv) to pay certain costs incurred in connection with the Project. The principal balance of the indenture accrues interest at an annual rate of 12%, payable semi-annually, and matures on January 29, 2020. The Company incurred debt issuance costs of $271,375, which were recorded as a discount against the indenture to be amortized into interest expense through the maturity of the indenture. On October 9, 2019, the Company entered into the First Amended Indenture of Trust (the “Amended Indenture”), with UMB Bank, N.A., a national banking association (“UMB”) increasing the principal under the original Indenture of Trust by two million seven hundred thousand dollars ($2,700,00.00). As a result, MedRecycler-RI, Inc. owes an aggregate of eight million seven hundred twenty-five thousand dollars ($8,725,000). As a condition to entry into the Amended Indenture all parties providing security interest, pledges, and guarantees pursuant to the Original Indenture of Trust signed on February 7, 2019, including the Company, agreed to extend such security interest, pledges, and guarantees pursuant to the terms of the Omnibus Amendment Agreement between the securing parties and UMB, as Trustee on October 9, 2019. In addition, the Trustee required that MedRecycler-RI, Inc. further agree to assign any and all contractual rights related to the equipment. During the nine months ended September 30, 2020, the maturity dates of the notes were extended to January 2021, with semi-annual interest payments due on July 29, 2020 and January 29, 2021. As consideration for the extension, $436,250 was added to the principal balance of the notes and recorded as a debt discount to be amortized through the new maturity date. During the nine months ended September 30, 2020 and 2019, the Company amortized $314,386 and $271,375, respectively, of the discounts. As of September 30, 2020 and December 31, 2019, respectively, the indenture is carried at $9,017,825 and $8,703,439, net of unamortized discounts of $143,425 and $21,561.

Note Payable

On June 21, 2019, the Company issued a six-month ten percent interest promissory note in the amount of $200,000. The note was funded July 8, 2019. Per the terms of the note, the Company agreed to issue to the lender was issued 2,000,000 shares of restricted common stock, with a fair value of $2,600 as an inducement. The balance of the note is $200,000 as of September 30, 2020 and December 31, 2019.

Paycheck Protection Program Loan

In May 2020, the Company received a loan of $30,492 under the Paycheck Protection Program of the U.S. Small Business Association related to its U.S. Operations. The Company anticipates subject to approval by the Small Business Administration, if certain requirements are met the loan proceeds may be forgiven. Any amounts not forgiven will be required to be repaid. The loan bears interest at an annual rate 1% per annum and matures in May 2022.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2020, the Company has designated 12,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Convertible Preferred Stock, and 500,000 shares of Series C Convertible Stock.

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

Series C Preferred Stock - In connection with the reverse merger, the Company issued 275,000 shares of Series C Preferred Stock. Holders of Series C Preferred Stock are not entitled to voting rights or preferential rights upon liquidation. Each share of Series C Preferred Stock shall pay an annual dividend in the amount of $0.125 per year, for a total of $0.25, over an eighteen (18) month term, from the date of issuance (the “Commencement Date”). Dividend payments shall be payable as follows: (i) dividend in the amount of $0.0625 per share of Series C Preferred Stock at the end of each of the third quarter and fourth quarter of the first twelve (12) months of the twenty-four (24) month period after the Commencement Date; and (ii) dividend in the amount of $0.03125 per share of Series C Preferred Stock at the end of each of the four quarters of the second twelve (12) months of the twenty-four (24) month period after the Commencement Date. The source of payment of the dividends will be derived from up to thirty-five percent (35%) of net revenues (“Net Revenues”) from the Street Furniture Division of the Corporation following the seventh (7th) month after the Commencement Date. To the extent the amount derived from the Net Revenues of the Street Furniture Division is insufficient to pay dividends of Series C Preferred Stock, if a sufficient amount is available, the next quarterly payment date the funds will first pay dividends of Series C Preferred Stock past due. At the conclusion of twenty-four months after the Commencement Date, and upon the payment of all dividends due and owing on said Series C Preferred Stock, the Series C Preferred Stock shall automatically be redeemed by the Corporation and returned to the Corporation for cancellation, as unissued, non-designated, preferred shares. The series C preferred stock were redeemed during the year ended December 31, 2018. As of September 30, 2020 and December 31, 2019, dividends payable of $22,038, are reflected as dividends payable on the accompanying consolidated balance sheets.

Common stock

During the nine months ended September 30, 2019, the Company issued 421,333,127 shares of common stock upon the conversion of principal and interest on convertible notes totaling $308,336, pursuant to the terms of the convertible note.

During the nine months ended September 30, 2020, holders of warrants to acquire 246,862,272 shares of common stock elected to exercise the warrants on a cashless basis, at an exercise price of $0.0009 per share, resulting in the issuance of 240,744,220 shares of common stock.

Warrants

The following summarizes warrant activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2019	365,590,508	$0.11
Expired	(117,108,206)	$0.00009
Exercised	(246,862,272)	$0.00009
Outstanding at September 30, 2020	1,620,030	$25.16	4.9 Years

The following summarizes warrant information as of September 30, 2020:

Exercise Price	Number of Shares	Expiration Date
$0.031	620,030	August 24, 2021
$10.00	100,000	October 27, 2027
$45.00	900,000	October 27, 2027
	1,620,030

On August 25, 2020, the Board of Directors, having authority granted to them by the shareholder on August 26, 2019, took action to implement a reverse stock split at a ratio of 1000:1. The action is currently pending FINRA approval which has had substantial delays. due to Covid-19 operations.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment agreement

On December 20, 2014, the Company entered into a five-year employment agreement with Nicholas Campanella, Chief Executive Officer. Under the terms of the agreement, the Company is required to pay a base compensation of $180,000 annually, subject to increases in cost of living and performance bonuses as awarded by the Board of Directors. After 5 years, the agreement is automatically renewed for an additional two years unless terminated by either party. As part of the agreement Mr. Campanella opted to defer, with no interest, the receipt of compensation under the agreement until the Company has the funds to pay its obligation. In October 2017, the Company issued 12,000,000 shares of series A preferred stock and 1,250,000 shares of common stock to its chief executive officer in settlement of $107,307 of accrued salary. At September 30, 2020 and December 31, 2019, the Company had accrued compensation of $889,339 and $767,963, respectively, and recorded the related expenses in ‘general and administrative’ on the accompanying condensed consolidated statements of operations.

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

The following is a schedule showing the future minimum lease payments under leases for the next five years and the present value of the minimum lease payments as of September 30, 2020.

Years Ending December 31,
2020 (Remainder)	$61,100
2021	250,317
2022	217,361
2023	215,797
2024	167,516
Thereafter	1,064,425
Total minimum lease payments	1,976,517
Less: Amount representing interest	(716,391)
Present value of minimum lease payments	$1,260,126

For the nine months ended September 30, 2020 and 2019, lease expense was $248,214 and $34,881, respectively inclusive of short-term leases.

The related lease balance included in the condensed consolidated balance sheet as of September 30, 2020 were as follows:

Assets:

Operating lease right-of use asset	$1,177,401

Liabilities:

Lease liability – current portion	$102,125

Lease liability – long-term portion	1,158,002

Total operating lease liabilities	$1,260,126

Significant Customers

For the nine months ended September 30, 2020, two customers accounted for 25% of the Company’s revenues. As of September 30, 2020, accounts receivable due from one of these customers totaled $8,000.

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

The Company has been served by shareholders James J. Loures, Jr. and Justin Derkack requesting that the Company reverse the underlying transactions related to the MedRecycler-RI, Inc. project such that 100% of the revenues and profits generated from the project remain with the Company. The Company has filed for a dismissal of the suit with the Superior Court of New Jersey which was granted in October of 2020.

On July 30, 2020, the Jim J. Loures, Jr. filed a separate suit against the Company and Nicholas Campanella alleging common law fraud, negligent misrepresentation, and breach of quasi-contract. The Company has yet to answer the complaint and the matter is currently pending. We do not believe the claims have any merit at this time.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Certain affiliates have made non-interest-bearing advances. The balances of these advances, which are due on demand and include the Advances from Related Parties noted in Note 5, totaled $615,432 and $614,654 as of September 30, 2020 and December 31, 2019, respectively. Included in accounts payable related parties as of September 30, 2020 December 31, 2019, are expenses incurred with these affiliates totaling $106,512 and $91,540, respectively.

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

In order to secure financing for the MedRecycler-RI, Inc. West Warrick, Rhode Island waste to energy facility, Mr. Campanella agreed that upon initial financing of the project, he shall pledge substantially all of his holdings in the Company, assign his pledges in MedRecycler, LLC, and certain properties held by Mr. Campanella, personally, in order to collateralize the debt obligations. As consideration for his inducement, the Board of Directors has deemed it fair consideration to issue Mr. Campanella 39,000 shares of MedRecycler-RI, Inc. In addition, MedRecycler-RI, Inc. had engaged the services of Marmac Corporate Advisors, LLC and Eilers Law Group, P.A. to oversee, negotiate and to facilitate the initial financing and capital structure of MedRecycler-RI, Inc. As neither party has received compensation for their services for the Company or MedRecycler-RI, Inc. since August of 2018 thru January of 2019, the Board of Directors, in January 2019, deemed it fair consideration to issue Marmac Corporate Advisors, LLC and Eilers Law Group, P.A. 8,000 and 2,000 shares of MedRecycler-RI, Inc., respectively. As a result, the Company shall maintain 51% of the ownership of MedRecycler-RI, Inc. through its MedRecycler, LLC holdings. During the nine months ended September 30, 2020, the Company paid Mr. Campanella $150,000 of fees for overseeing the project and $30,000 is include in accounts payable as of September 30, 2020. The Company also agreed to pay consulting fees to Marmac Corporate Advisors, LLC in the amount of $15,000 a month effective February 1, 2019 for one year totaling $165,000. During the nine months ended September 30, 2020, the Company paid Marmac Corporate Advisors, LLC $135,000 of fees for overseeing the project and $30,000 is include in accounts payable as of September 30, 2020.

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

NOTE 9 – SEGMENT INFORMATION

Beginning in 2019, the Company operates in three segments: outdoor advertising, construction management services, and industrial waste management. Summary information by segment is as follows:

Summary balance sheet information by segment as of September 30, 2020 is as follows:

	Construction Services	Outdoor Advertising	Industrial Waste	Total
Cash	$3,634	$36,929	$19,848	$60,411
Escrowed Cash	-	-	6,047	6,047

Accounts receivable	-	50,306	-	50,306
Current Assets	3,634	87,235	25,895	116,764
Property Plant and Equipment	104,612	-	1,099,442	1,204,054
Right-of-Use Asset	-	-	1,177,401	1,177,401
Deposits and Other	22,531	-	6,323,561	6,346,092
Total assets	$130,777	$87,235	$8,626,299	$8,844,311

Accounts Payable and Accrued Expenses	1,335,888	18,269	861,847	2,216,005
Related Party Advances	615,432	-	-	615,432
Project Financing	-	260,000		260,000
Notes Payable	230,492	-	9,017,825	9,248,317
Convertible Debt	605,824	-	-	605,824
Right-of-Use Obligation	-	-	1,260,127	1,260,127
Total Liabilities	2,787,636	278,269	11,139,799	14,205,705

Net Stockholders’ Deficit	$(2,656,859)	$(191,034)	$(2,513,500)	$(5,361,394)

Summary Statement of Operations Information by segment for the nine months ended September 30, 2020 is as follows:

	Contstruction Services	Outdoor Advertising	Industrial Waste	Total

Net Revenues	$36,528	$218,712	$-	$255,240
Cost of Sales	22,240	16,568	-	38,808
Operating Expenses	376,384	-	658,694	1,035,078
Operating Loss	(362,096)	202,144	(658,694)	(818,646)
Other Expense	26,030	-	374,554	400,584
Net Income (Loss)	$(388,126)	$202,144	$(1,033,248)	$(1,219,230)

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

Currently, the Company has six (6) subsidiary holdings, Sun Pacific Power Corp, a New Jersey corporation, which was the initial company that specialized in solar, electrical and general construction, Bella Electric, LLC that in conjunction with the Company operated our electrical contracting work. Bella Electric, LLC is a Pennsylvania limited liability company. The Company also formed Sun Pacific Security Corp., a New Jersey corporation. Currently the Company has not begun operations in the security sector. The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on plumbing operations in the New Jersey and Pennsylvania areas. Currently, the Company is exploring migrating National Mechanical Group Corp from plumbing operations to partnering on a Solar Farm project in Durango Mexico in which it will partner with Soluciones De Energia Diversificada Internacional, S.A.P.I. (“SEDI”), a subsidiary of Blissful Holdings, LLC. The partnership continues to seek financing terms for the project with SEDI building and developing the Durango Mexico Solar Farm Project. The proposed project funding would be for up to $70+- million in capital to build a 50+ plus megawatt solar farm in which National Mechanical Group and SEDI would each own an equity interest, respectively in the completed project, with the financing partners owning the remainder of the equity in the project holding company. The Company also operates Street Smart Outdoor Corp, a Wyoming corporation that operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” MedRecycler, LLC, is a wholly owned subsidiary duly formed in the state of Nevada. MedRecycler, LLC was created in 2018 to act as a holding company for potential waste to energy projects. MedRecycler, LLC, currently owns 51% of MedRecycler RI, Inc. a Rhode Island corporation. MedRecycler RI, Inc. was created for the Medical Waste to Energy facility that the Company is attempting to finance and operate in West Warrick, Rhode Island. MedRecycler RI, Inc. is currently exploring permanent financing options to fund its operations that meet the underwriting requirements of various bond/debt investors and issuing authorities, which if put into place would require changes to MedRecycler RI, Inc.’s and or the Company’s organizational and capital structures. MedRecycler RI, Inc. recently entered into a term sheet with a third party for a $2 million investment into MedRecycler RI, Inc. On November 12, 2020, a convertible senior secured promissory note for $500,000 was executed that will convert into ten percent (10%) of MedRecycler RI, Inc’s common stock upon MedRecycler RI, Inc. receiving its operating permit. MedRecycler RI, Inc. is currently drafting agreements under the term sheet for a stock purchase agreement for $1,500,000 upon receiving its operating permits for an additional twenty percent (20%) percent of common stock of MedRecycler-RI, Inc.. The Company continues to explore creative solutions that would meet the requirements of the various financing parties and still provide equivalent profit sharing arrangements between the parties that allow Sun Pacific to also undertake other projects as it focuses on the best organizational structure to allow it to fund and grow its green energy objectives.

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

MedRecycler, LLC, a wholly owned subsidiary of Sun Pacific Holding Company currently holds fifty one percent (51%) of MedRecycler-RI, Inc., a corporation formed in the state of Rhode Island for the development of waste to energy projects in the state of Rhode Island. Currently, MedRecycler-RI, Inc. has entered into an Indenture of Trust in the amount of $6,025,000.00 as bridge financing for a project in West Warwick, Rhode Island (the “Rhode Island Project”). The original plan was for a facility in Johnston, Rhode Island, but through our negotiations, determined that the West Warwick location was more suitable. The Indenture of Trust has been secured by all equity holdings in MedRecycler-RI, Inc., all personal holdings of equity in the Company held by Nick Campanella, our CEO and member of the Board of Directors. Mr. Campanella has further pledged personal property located in Manapalan in excess of $1,000,000. Payment for the Indenture of Trust is further guaranteed by the Company and Street Smart Outdoor Corp. Currently, MedRecycler-RI, Inc. has entered into a lease agreement in West Warwick, Rhode Island, has taken preliminary steps to order the equipment, and is beginning to engage specialists and staff for building out the Rhode Island Project. In order to secure actual operations of the Rhode Island Project, we estimate that MedRecycler-RI, Inc. must still secure a minimum of $17,200,000 in long term financing and as a result of additional costs due to COVID-19 may also need to raise an additional $2,000,000 in the form of other capital from the issuance of additional equity and or other debt in the project. MedRecycler-RI, Inc. is currently negotiating with the state of Rhode Island and potential bond financiers to secure the long-term financing for the Rhode Island Project. Although we anticipate, assuming the long-term financing is secured, the Rhode Island Project may be fully operational as early as the first half of 2021, but, at this time, that schedule could slip as a result of delays in closing on long-term financing. All initial operational earnings will be earmarked for interest, principal repayment, and the fulfillment of other covenants of the long-term financing until all reserves have been met. As we have not secured long term financing, we can make no statement regarding the long term success of the Rhode Island Project, though, even in a best case scenario, the Rhode Island Project may not be cash flow positive until fully operational and proceeds fulfill covenants under the terms of the yet to be finalized debt financing. Through MedRecycler, LLC, the Company owns fifty-one percent (51%) of MedRecycler-RI, Inc., which was pledged by the Company to Mr. Campanella pursuant to a forbearance agreement related to debts owed to Mr. Campanella. The remaining forty nine percent (49%) of MedRecycler-RI, Inc. is held by Nicholas Campanella, personally, Marmac Corporate Advisors, LLC, and Eilers Law Group, P.A., holding thirty nine percent (39%), eight percent (8%), two percent (2%), respectfully. Mr. Campanella received his ownership as consideration for his personal pledges securing the Indenture of Trust, Marmac Corporate Advisors, LLC and Eilers Law Group, P.A. received their respective ownership as consideration for efforts and services performed. One hundred percent (100%) of the ownership of MedRecycler-RI, Inc. has been pledged to bridge financing, including any pledge rights held by Mr. Campanella in MedRecycler, LLC. On October 21, 2019, MedRecycler-RI, Inc. amended the Indenture of Trust to include an addition $2,700,000 in bridge financing to secure delivery of equipment for installation. MedRecycler RI, Inc. is currently exploring permanent financing options to fund its operations that meet the underwriting requirements of various bond/debt investors and issuing authorities, which if put into place would require changes to MedRecycler RI, Inc.’s and or the Company’s organizational ownership structure. The Company is exploring creative solutions that would meet the requirements of the various financing parties and still provide equivalent profit sharing arrangements between the parties that would also allow Sun Pacific to undertake other projects as it focuses on the best organizational structure to allow it to fund and grow its green energy objectives. On October 15, 2020, the Company received a forbearance regarding interest payments that came due under the terms of the bridge financing until January 29, 2021. Due to Covid and other factors, the ongoing bond approval process in the state of Rhode Island has taken longer than anticipated, putting the entire project at risk of losing permanent financing. The Company is currently in technical default under the terms of the Indenture of Trust, creating substantial risk that the Company may lose all assets related to the Rhode Island Project, including any anticipated profit sharing arrangements. In addition, Mr. Campanella has pledged all holdings in the Company for the Indenture of Trust, whereby a default would result in a complete change in control. We cannot, at this time, determine the overall effects this would have on the Company.

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

It has been made clear by the Rhode Island authorities approving long term bond facilities for the MedRecycler-RI, Inc. project, that the Company cannot have an ownership interest given its poor creditworthiness and insolvency. The approving authority has expressed a desire to sever all economic interest in the Rhode Island Project from the Company, However, we have proposed, and have received initial approval, whereby in exchange for releasing all guarantees and other security interests of the Company and its subsidiaries, and forgoing direct ownership in MedRecycler-RI, Inc., the Company shall receive an economic interest equal to 51% of all profits derived from the MedRecycler-RI, Inc. This will free collateral and cashflow for the development of new projects of the Company and its subsidiaries, while also removing the debt of MedRecycler-RI, Inc. from the balance sheet of the Company. Given any additional equity investments by other parties into MedRecycler-RI, Inc. the economic interest may change as a result of any dilutive events from the issuance of additional stock. At the same time, once MedRecycler-RI, Inc. becomes profitable, and has met all requirements of long term financing related to reserve allocations and profit thresholds, the Company should receive a recurring income from the MedRecycler-RI, Inc. without the limitations on its assets and additional overhead costs related to maintaining the subsidiary and financial reporting. Any final agreement will be subject to final approval of the Rhode Island authority, who has provided tentative approval of the economic interest structure. The Company will engage independent counsel to negotiate the terms to avoid any potential risks of conflict of interest. Company management has recently been made aware of a derivative lawsuit filed against the Company and others requesting that the transactions underlying the creation and operation of the Rhode Island Project be unwound. However, in the event that such suit was successful, the resulting ownership of MedRecycler-RI, Inc. would prohibit permanent financing to meet final approval from the state of Rhode Island, most likely resulting in the holder of the bridge financing to foreclose upon the Rhode Island Project in its entirety as well as a total change of control of the Company. The Company believes that the claim has no merit and that the transaction has been structured in a manner that is most advantageous to the Company and its shareholders by preserving as much value as possible from the Rhode Island Project, while also balancing the requirements of those parties approving permanent financing. The Company was informed that in October 2020 the derivative action was dismissed.

In order to prevent a default of the bridge financing for the Rhode Island Project, the MedRecycler-RI, Inc. has issued a first position secured convertible loan to Pyro SS, LLC in the amount of $500,000, carrying a 6% interest rate, which shall convert into 11,000 shares upon the issuance of an operating permit by the state of Rhode Island sufficient to commence operations of the Rhode Island Project. In the event of a conversion, the economic interest to be received by the Company will be reduced from 51% to approximately 46%. The convertible note shall be secured by all such securities previously secured under the Indenture of Trust, as amended. In the event of default on the convertible loan, Pyro SS, LLC shall have a first position on liquidation of the security interests. Further under a Term Sheet that MedReycler-RI, Inc entered into with Pyro SS, LLC. MedRecycler RI, Inc. is currently drafting agreements under the term sheet for a stock purchase agreement for $1,500,000 upon receiving its operating permits for an additional twenty percent (20%) percent of common stock of MedRecycler-RI, Inc.

Given the overall indebtedness, along with ongoing suits, threatened suits and defaults, the Company is unable to find attractive partners to continue to grow the Company at this time.

On August 25, 2020, the Board of Directors, having authority granted to them by the shareholder on August 26, 2019, took action to implement a reverse stock split at a ratio of 1000:1. The action is currently pending FINRA approval which has had substantial delays. due to Covid-19 operations.

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

Going Concern

The Company has an accumulated deficit of approximately $9,055,376 as of September 30, 2020. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

As of September 30, 2020, we had generated insufficient revenues. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Our projections are based upon our best estimates on future growth. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues, or expenses. If we make poor budgetary decisions as a result of unreliable data, we may never become profitable or incur losses, which may result in a decline in our stock price.

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

Results of Operations

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

Revenues: Revenues increased by $39,011 from $49,448 for the three months ended September 30, 2019 to $88,459 for the three months ended September 30, 2020 as a result of increased advertising revenues and reduce General Contracting services as the Company migrates away from General Contracting services and towards the development of Green Energy Projects including the sale of Solar powered shelters and other energy related projects that derive income from advertising sources. The Company has entered into revenue sharing agreements with the City of Tallahassee, the State of Rhode Island Transportation Authority, and the State of New Jersey, along with others to provide and manage up to approximately 1,700 Solar powered shelters and other related products for a period of up to Ten (10) years that may include providing WiFi Signal Boosters and Advertising in conjunction with the shelters and other related other outdoor related products. Depending upon the timing of installation and advertising revenue generated per shelter and or other advertising-based product, the Company’s Revenue may increase materially from this green energy offering. The Company has recently raised capital to build and deploy up to 20 bus shelters in Rhode Island as part of an income sharing arrangement with an investment group. The Company has recently had 20 bus shelters delivered and is in the process of deploying the bus shelters into the marketplace. The Company is currently in discussion with the State of Rhode Island on the specific details related to those bus shelters. The Company is also presently in the process of adding up to 60 bus benches in the City of Tallahassee and has engaged two new commissioned sales individuals to assist the company in increasing its advertising revenues in the City of Tallahassee market place, along with adding improved sales advertising capabilities in an effort to improve advertising utilization. The Company’s current Waste to Energy and Durango Solar Farm Project may or may not impact future revenues depending upon the capital structure and other conditions that will be required of the Company by its financing partners and or other regulatory authorities upon closing of its permanent financing for those projects. These items along with other revenue generating opportunities that is under review by the Company may cause dramatic shifts in the Company’s comparative revenue profile of the products and services that the Company provides in the future.

Cost of revenues: Cost of revenues decreased $38,282 from $53,950 for the three months ended September 30, 2019 to $15,668 for the three months ended September 30, 2020. The lower cost of revenues was materially due to lower direct costs in General Contracting services as the Company completes its remaining projects under contract. Costs of revenues may shift dramatically depending upon how the Company’s comparative revenue profile of the products and services shift in the future.

Operating Expenses: Operating expenses decreased by $13,461 from $259,921 for the three months ended September 30, 2019 to $246,460 for the three months ended September 30, 2020 due materially to decreases in wages and other general and administrative that were associated with project development costs for the Company’s Medical Waste to Energy initiative and other development projects associated with green energy development initiatives that the Company is currently exploring. The Company’s Operating Expenses may vary quarter to quarter as a result in upfront development costs for permits, engineering reviews, and other costs associated with the Company’s new development projects related to its Medical Waste to Energy project as well as other projects that it is currently reviewing.

Other Expenses: Other Expenses decreased by $255,644 from $379,255 for the three months ended September 30, 2019 to $123,611 for the three months ended September 30, 2020 as a result of lower amounts of interest expense as a result of the issuance of convertible debt and other capital related events. Given the Company’s financing requirements in developing its new business models, the Company’s other (income) expenses may increase over time as the Company explores the use of additional debt financing.

Net Loss: As a result of the above, including the exclusion of $130,018 in non-controlling interest in the three months ended September 30, 2020, the net loss decreased approximately $357,398 from $643,678 for the three months ended September 30, 2019 to $286,280 for the three months ended September 30, 2020.

Results of Operations

Nine months Ended September 30, 2020 compared to Nine months Ended September 30, 2019

Revenues: Revenues decreased by approximately $4,496 from $259,736 for the nine months ended September 30, 2019 to $255,240 for the nine months ended September 30, 2020 as a result of increased advertising revenues and reduced General Contracting services as the Company migrates away from General Contracting services and towards the development of Green Energy Projects including the sale of Solar powered shelters and other energy related projects that derive income from advertising sources. The Company has entered into revenue sharing agreements with the City of Tallahassee, the State of Rhode Island Transportation Authority, and the State of New Jersey, along with others to provide and manage up to approximately 1,700 Solar powered shelters and other related products for a period of up to Ten (10) years that may include providing WiFi Signal Boosters and Advertising in conjunction with the shelters and other related other outdoor related products. Depending upon the timing of installation and advertising revenue generated per shelter and or other advertising-based product, the Company’s Revenue may increase materially from this green energy offering. The Company has recently raised capital to build and deploy up to 20 bus shelters in Rhode Island as part of an income sharing arrangement with an investment group. The Company has recently had 20 bus shelters delivered and is in the process of deploying the bus shelters into the marketplace. The Company is currently in discussion with the State of Rhode Island on the specific details related to those bus shelters. The Company is also presently in the process of adding up to 60 bus benches in the City of Tallahassee and has engaged two new commissioned sales individuals to assist the company in increasing its advertising revenues in the City of Tallahassee market place, along with adding improved sales advertising capabilities in an effort to improve advertising utilization. The Company’s current Waste to Energy and Durango Solar Farm Project may or may not impact future revenues depending upon the capital structure and other conditions that will be required of the Company by its financing partners and or other regulatory authorities upon closing of its permanent financing for those projects. These items along with other revenue generating opportunities that is under review by the Company may cause dramatic shifts in the Company’s comparative revenue profile of the products and services that the Company provides in the future.

Cost of revenues: Cost of revenues decreased by approximately $143,557 from $182,365 for the nine months ended September 30, 2019 to $38,808 for the nine months ended September 30, 2020 as a result of a higher mix of higher margin advertising generated revenues. Costs of revenues may shift dramatically depending upon how the Company’s comparative revenue profile of the products and services shift in the future.

Operating Expenses: Operating expenses increased $22,319 from $1,012,759 for the nine months ended September 30, 2019 to $1,035,078 for the nine months ended September 30, 2020 due materially to increases in professional fees, and other general and administrative that were associated with project development costs for the Company’s Medical Waste to Energy initiative and other development projects associated with green energy development initiatives that the Company is currently exploring. The Company’s Operating Expenses may vary quarter to quarter as a result in upfront development costs for permits, engineering reviews, and other costs associated with the Company’s new development projects related to its Medical Waste to Energy project as well as other projects that it is currently reviewing.

Other Expenses: Other Expenses decreased by $558,037 from $985,621 for the nine months ended September 30, 2019 to $400,584 for the nine months ended September 30, 2020 as a result of lesser amounts of interest expense from the issuance of convertible debt and other capital related events. Given the Company’s financing requirements in developing its new business models, the Company’s other (income) expenses may increase over time as the Company explores the use of additional debt financing.

Net Loss: As a result of the above, including the exclusion of $506,292 in non-controlling interest in the nine months ended September 30, 2020, the Net Loss decreased approximately $701,779 from $1,921,009 for the nine months ended September 30, 2019 to $1,219,230 for the nine months ended September 30, 2020

Continuing Operations, Liquidity and Capital Resources

As of September 30, 2020, we had a working capital deficit of approximately $12,930,939. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

During the nine months ended September 30, 2020, we used approximately $726,900 in operating activities driven materially from our operating loss offset by non-cash expenses.

During the nine months ended September 30, 2020, we used approximately $508,083 in investing activities driven materially by the purchase of furniture and equipment.

During the nine months ended September 30, 2020, we received approximately $30,492 in financing activities driven materially by proceeds a payroll protection loan.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and (c) that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting principally due to the following:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 14, 2019, the Company, along with its board and executive, as well as individual service providers were sued under a derivative complaint by James J. Loures, Jr. and Justin Derkack claiming that the Rhode Island Project had been converted by the Board and other parties. The Company has filed a motion to dismiss and currently awaits the ruling of the Court, which was granted without prejudice on October 7, 2020. The plaintiffs did not amend their complaint and the matter is no longer pending.

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

There is no material bankruptcy, receivership, or similar proceeding with respect to the Company or any of its significant subsidiaries. However, given the Company’s insolvency, there is a high risk that the Company may be forced to file for bankruptcy if the Company is unable to meet its capital requirements by early 2021.

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

The issuances of the above shares of common stock were exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(a)(2) thereto as isolated transactions not involving a public offering. Following the issuances and as of the November 20, 2019, the Registrant has a total of 597,310,180 shares of common stock issued and outstanding.

All the offers and sales of securities listed above were made to accredited investors. The issuance of the above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended September 30, 2020, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

Sun Pacific Holding Corp.

Date: November 23, 2020	By:	/s/ Nicholas Campanella
Nicholas Campanella
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

