Form 10-K/A
period 2019-12-31
Sun Pacific Holding Corp.
filed 2020-12-07
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

345 Highway 9 South, Suite 388

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10 K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2019 Form 10-K”) of Sun Pacific Holding Corp. (the “Company”) for the fiscal year ended December 31, 2019 (the “2019 Fiscal Year”), as filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2020. We are filing this Amendment to amend Part II of the 2019 Form 10-K to include information required by and not included in Part II of the 2019 Form 10-K because it was unintentionally omitted.

In addition, the Exhibit Index in Item 15 of Part IV of the 2019 Form 10-K is hereby restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment No. 1. Because no financial statements are contained within this Amendment No. 1, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2019 Form 10-K. The 2019 Form 10-K continues to speak as of the date of the 2019 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2019 Form 10-K other than as expressly indicated in this Amendment.

TABLE OF CONTENTS

GENERAL INFORMATION

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

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures for the Company.  Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting principally due to the following:

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

Sun Pacific Power Corp.

Date: 12/7/2020	By:	/s/ Nicholas Campanella
	Name:	Nicholas Campanella
	Title:	Chairman of the Board of Directors, & Chief Executive Officer (Principal Executive Officer)

Date:12/7/2020	By:	/s/ Nicholas Campanella
	Name:	Nicholas Campanella
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on December 7, 2020 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Nicholas Campanella	Chairman of the Board of Directors, Chief
Nicholas Campanella	Executive Officer, & Chief Financial Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

/s/ Vincent Randazzo	Director
Vincent Randazzo

