Form 10-K/A
period 2019-12-31
Sun Pacific Holding Corp.
filed 2020-12-17
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10 K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2019 Form 10-K”) of Sun Pacific Holding Corp. (the “Company”) for the fiscal year ended December 31, 2019 (the “2019 Fiscal Year”), as filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2020 and as amended on December 7, 2020. We are filing this Amendment to amend Part II of the 2019 Form 10-K to include information required by and not included in Part II of the 2019 Form 10-K because it was unintentionally omitted.

In addition, the Exhibit Index in Item 15 of Part IV of the 2019 Form 10-K is hereby restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment No. 2. Because no financial statements are contained within this Amendment No. 2, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures for the Company. 3As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Pursuant to Rule 13a-15(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report , using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The term “internal control over financial reporting”, as defined under Rule 13a-15(f) under the Exchange Act, means a process designed by, or under the supervision of, the issuer’s principal executive officer and principal financial officers, or persons performing similar functions, and effected by issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements. Based upon the evaluation of the internal control over financial reporting at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting were not effective as a result of continuing weaknesses principally due to the following:

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

Sun Pacific Power Corp.

Date: 12/17/2020	By:	/s/ Nicholas Campanella
	Name:	Nicholas Campanella
	Title:	Chairman of the Board of Directors, & Chief Executive Officer (Principal Executive Officer)

Date: 12/17/2020	By:	/s/ Nicholas Campanella
	Name:	Nicholas Campanella
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on December 17, 2020 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Nicholas Campanella	Chairman of the Board of Directors, Chief
Nicholas Campanella	Executive Officer, & Chief Financial Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

/s/ Vincent Randazzo	Director
Vincent Randazzo

