Form 10-K
period 2020-12-31
Sun Pacific Holding Corp.
filed 2021-04-16
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

As of June 30, 2020, the last business day of the Registrant’s most recently completed fiscal year, the market value of our common stock held by non-affiliates was $3,730,418 which is based on the closing price of such common equity, as of the last practical business day of the registrant’s most recently completed fiscal year of $004.

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of April 15, 2021 was 974,728,678.

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

PART I

Item 1. Business

Company Overview

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

Currently, the Company has six (6) subsidiary holdings. Sun Pacific Power Corp, which was the initial company that specialized in solar, electrical and general construction, Bella Electric, LLC that in conjunction with the Company operated our electrical contracting work. Bella Electric, LLC is a Pennsylvania limited liability company. The Company also formed Sun Pacific Security Corp., a New Jersey corporation. Currently the Company has not begun operations in the security sector. The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on plumbing operations in the New Jersey and Pennsylvania areas. Currently the Company is exploring migrating National Mechanical Group Corp from plumbing operations to partnering on a Solar Farm project in Durango Mexico in which it will partner with Soluciones De Energia Diversificada Internacional, S.A.P.I. (“SEDI”), a subsidiary of Blissful Holdings, LLC. The partnership continues to seek financing terms for the project with SEDI building and developing the Durango Mexico Solar Farm Project. The proposed project funding would be for up to $70+- million in capital to build a 50+ plus megawatt solar farm in which NMG and SEDI would each own an equity interest, respectively in the completed project, with the financing partners owning the remainder of the equity in the project holding company. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” MedRecycler, LLC, is a wholly owned subsidiary duly formed in the state of Nevada. MedRecycler, LLC was created in 2018 to act as a holding company for potential waste to energy projects. MedRecycler, LLC, currently owns 51% of MedRecycler RI, Inc. a Rhode Island corporation. MedRecycler RI, Inc. was created for the Medical Waste to Energy facility that the Company is attempting to finance and operate in West Warrick, Rhode Island. MedRecycler RI, Inc. is currently exploring permanent financing options to fund its operations that meet the underwriting requirements of various bond/debt investors and issuing authorities, which if put into place would require changes to MedRecycler RI, Inc.’s and or the Company’s organizational structure. MedRecycler RI, Inc. entered into a term sheet with a third party for a $2 million investment into MedRecycler RI, Inc. Pursuant to the term sheet, on November 12, 2020, a convertible senior secured promissory note for $500,000 was executed that will convert into ten percent (10%) of MedRecycler RI, Inc’s common stock upon MedRecycler RI, Inc. receiving its permanent financing. MedRecycler RI, Inc. has also entered into an agreement to expand the $500,000 to $2,000,000 to purchase up to an additional thirty percent (30%) upon receiving its permanent financing. The Company continues to explore creative solutions that would meet the requirements of the various financing parties and still provide equivalent profit sharing arrangements between the parties that allow Sun Pacific to also undertake other projects as it focuses on the best organizational structure to allow it to fund and grow its green energy objectives.

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

Sun Pacific Power Corp. is in the process of providing limited general contacting services and are reviewing continuing general contracting in the region as we shift our focus to other green energy opportunities.

Bella Electric, LLC and Sun Pacific Security Corp. have generally ceased operations, but we maintain the subsidiaries in case we find opportunities to relaunch our operations.

MedRecycler, LLC, a wholly owned subsidiary of Sun Pacific Holding Company currently holds fifty one percent (51%) of MedRecycler-RI, Inc., a corporation formed in the state of Rhode Island for the development of waste to energy projects in the state of Rhode Island. Currently, MedRecycler-RI, Inc. has entered into an Indenture of Trust in the amount of $6,025,000.00 as bridge financing for a project in West Warwick, Rhode Island (the “Rhode Island Project”). This was extended and amended to include an additional $2,700,000.00 as the approval process of permanent bond financing has been delay in the state of Rhode Island and again amended and extended with the addition of $500,000 in additional convertible debt being added by a new senior secured lender with such $500,000 in debt converting into equity in the project upon the completion of permanent financing that is further being augmented with the ability of the $500,000 in senior convertible debt expanding up to $2,000,000 with the conversion of up to 40% equity in MedRecycler RI, Inc. The original plan was for a facility in Johnston, Rhode Island, but through our negotiations, determined that the West Warwick location was more suitable. The Indenture of Trust has been secured by all equity holdings in MedRecycler-RI, Inc., all personal holdings of equity in the Company held by Nick Campanella, our CEO and member of the Board of Directors. Mr. Campanella has further pledged personal property located in Manapalan in excess of $1,000,000. Payment for the Indenture of Trust is further guaranteed by the Company and Street Smart Outdoor Corp. Currently, MedRecycler-RI, Inc. has entered into a lease agreement in West Warwick, Rhode Island, has taken preliminary steps to order the equipment, and is beginning to engage specialists and staff for building out the Rhode Island Project. In order to secure actual operations of the Rhode Island Project, we estimate that MedRecycler-RI, Inc. must still secure enough long term financing that will extinguish is short-term debt and fund the permanent financing of its operations. MedRecycler-RI, Inc. is currently negotiating with the state of Rhode Island and potential bond financiers to secure the long-term financing for the Rhode Island Project. Although we anticipate, assuming the long-term financing is secured, the Rhode Island Project may be fully operational as early as the fourth quarter of 2021, but, at this time, that schedule could slip as a result of delays in closing on long-term financing and other regulatory requirements. All initial operational earnings will be earmarked for interest, principal repayment, and the fulfillment of other covenants of the long-term financing until all reserves have been met. As we have not secured long term financing, we can make no statement regarding the long term success of the Rhode Island Project, though, even in a best case scenario, the Rhode Island Project may not be cash flow positive until fully operational and proceeds fulfill covenants under the terms of the yet to be finalized debt financing. Through MedRecycler, LLC, the Company currently owns fifty-one percent (51%) of MedRecycler-RI, Inc., which was pledged by the Company to Mr. Campanella pursuant to a forbearance agreement related to debts owed to Mr. Campanella. The remaining forty nine percent (49%) of MedRecycler-RI, Inc. is held by Nicholas Campanella, personally, Marmac Corporate Advisors, LLC, and Eilers Law Group, P.A., holding thirty nine percent (39%), eight percent (8%), two percent (2%), respectfully. With the new senior secured convertible debt as issued these ownership percentages may change. Mr. Campanella received his ownership as consideration for his personal pledges securing the Indenture of Trust, Marmac Corporate Advisors, LLC and Eilers Law Group, P.A. received their respective ownership as consideration for efforts and services performed. One hundred percent (100%) of the ownership of MedRecycler-RI, Inc. has been pledged to bridge financing, including any pledge rights held by Mr. Campanella in MedRecycler, LLC. MedRecycler RI, Inc. is currently exploring permanent financing options to fund its operations that meet the underwriting requirements of various bond/debt investors and issuing authorities, which if put into place would require changes to MedRecycler RI, Inc.’s and or the Company’s organizational ownership structure. It has been made clear by the Rhode Island authorities approving long term bond facilities for the MedRecycler-RI, Inc. project, that the Company cannot have an ownership interest given its poor creditworthiness and insolvency. The approving authority has expressed a desire to sever all economic interest in the Rhode Island Project from the Company, However, we have proposed, and have received initial approval, whereby in exchange for releasing all guarantees and other security interests of the Company and its subsidiaries, and forgoing direct ownership in MedRecycler-RI, Inc., the Company shall receive an economic interest equal to a percentage of profits derived from MedRecycler-RI, Inc. and as calculated by the equity ownership as determined by the respective parties upon the closing of its permanent financing. This will free collateral and cashflow for the development of new projects of the Company and its subsidiaries, while also removing the debt of MedRecycler-RI, Inc. from the balance sheet of the Company. At the same time, once MedRecycler-RI, Inc. becomes profitable, and has met all requirements of long term financing related to reserve allocations and profit thresholds, the Company should receive a recurring income from the MedRecycler-RI, Inc. without the limitations on its assets and additional overhead costs related to maintaining the subsidiary and financial reporting. Any final agreement will be subject to final approval of the Rhode Island authority, who has provided tentative approval of the economic interest structure. Rhode Island Project, while also balancing the requirements of those parties approving permanent financing.

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

On September 19, 2019, the United States Patent and Trademark Office published patent US 2019 288 139 A1 for the Frame-Less Encapsulated Photo-Voltaic (PV) Solar Power Panel Supporting Solar Cell Modules Encapsulated Within Optically-Transparent Epoxy-Resin Material Coating a Phenolic Resin Support Sheet issued to National Mechanical Group Corp. Originally designed for application in the solar bus shelters operated by Street Smart Outdoor Corp, as a glassless solar panel, the Company has developed a patent protected product and process for creating solar panels that can be integrated directly into the design of products as a molded, weather resistant plastic. The Company will begin work developing a business plan for expanding on either manufacturing or licensing of the technology in 2020, with such work continuing into 2021 given limit capital resources at this time.

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

Going Concern

The Company has an accumulated deficit of approximately $9.4 million and a working capital deficit of approximately $4.0  million as of December 31, 2020. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Employees

As of December 31, 2020, we had approximately 4 full-time employees. We periodically engage additional consultants and employ temporary or full-time employees as needed. Potential employees possessing the unique qualifications required are readily available for both part-time and full-time employment. The primary method of soliciting personnel is through recruiting resources directly utilizing all known sources including electronic databases, public forums, and personal networks of friends and former co-workers.

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

Our principal executive offices are located at 345 Highway 9 South Suite 388 Manalapan NJ 07726. Our internet address www.sunpacificholding.com. Information on our website is not incorporated into this Form 10-K. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

As of December 31, 2020, we had generated insufficient revenues. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Our projections are based upon our best estimates on future growth. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues, or expenses. If we make poor budgetary decisions as a result of unreliable data, we may never become profitable or incur losses, which may result in a decline in our stock price.

There is substantial doubt about our ability to continue as a going concern and if we are unable to generate significant revenue or secure additional financing, we may be unable to implement our business plan and grow our business.

We are just graduating as an emerging growth company and are in the process of selling and developing our products. Consequently, we have not generated enough revenues as of the date of this prospectus. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during the remainder of fiscal 2021. Our independent registered public accounting firm has indicated in their report that these conditions raise substantial doubt about our ability to continue as a going concern for a period of 12 months from the issuance date of this report. The continuation of our business as a going concern is dependent upon the continued financial support from our stockholders.

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

Recently, disgruntled shareholders have filed a derivative suit which has been dismissed against the Company but such actions could complicate our ability to secure financing. Specifically, our Rhode Island waste to energy project is being operated through our subsidiary holding, MedRecycler-RI, Inc. and this action could potentially harm our negotiating position with certain authorities that are required to approve the permanent financing for the project. In addition, a former executive of the Company contacted authorities approving the project, availing their potential legal actions to the negotiation process. He has since filed suit. These threated and ongoing legal actions could require the Company to provide additional security or to seek alternative means of financing the project altogether that could necessitate a change in the capital structure of the Subsidiary to allow for the placement of permanent financing. Although the Company has sought alternative means of securing permanent financing, due to the financial condition of the Company, we were unable to overcome the lack of creditworthiness as a major factor contributing to the failure to secure permanent financing. The consequences of these threats and ongoing suits could negatively affect the outcome of the project, including, but not limited to, potential foreclosure by the bridge financier, which could result in the total loss of the project for the Company and a change in control of the Company. As the financier is not likely willing to operate and maintain an insolvent public company, such foreclosure could result in a bankruptcy and/or total restructuring of the Company. In addition, defending any legal action could add additional financial risk to the Company that could result if its bankruptcy and/or total restructuring.

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

Nicholas Campanella holds convertible promissory notes in excess of $800,000, making Nicholas Campanella the largest creditor of the Company outside of the MedRecycler project. The convertible promissory notes are convertible into common stock at rate of a 50% discount to market. If Nicholas Campanella were to foreclose upon the limited assets of the Company, we would likely have to file for bankruptcy. Alternatively, Nicholas Campanella could convert the promissory note into common stock increasing his control over the Company.

Item 2. Properties

We formerly leased 2,510 square feet at 215 Gordons Corner Road, Manalapan, NJ, 07726 under a five (5) year lease that commenced on March 15, 2017 for approximately $43,000 per annum with 2.5% annual scheduled rent increases that has been terminated in June of 2020. We believe we can obtain additional facilities required to accommodate projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that we will be able to do so. MedRecycler-RI, Inc. has entered into a lease for the Rhode Island Project at 1600 Division Road, West Warwick, RI, 02893. The lease is for ten (10) years, commencing on March 1, 2019 for approximately $192,668.00 per annum, increasing annual at a rate of five percent (5%). The space leased is approximately 48,000 square feet.

Item 3. Legal Proceedings

On May 28, 2019, William Singer, our former President and a former Director, filed suit against the Company and our wholly owned subsidiary, Street Smart Outdoor Corp., in Superior Court of New Jersey, Monmouth County, Law Division. Mr. Singer alleges breach of contract and has demanded $450,000.00 in lost wages. The matter is currently pending in Superior Court.

On November 14, 2019 suit was filed against the Company by shareholders James J. Loures, Jr. and Justin Derkack requesting that the Company reverse the underlying transactions related to the MedRecycler-RI, Inc. project such that 100% of the revenues and profits generated from the project remain with the Company. The matter has been settled.

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

There is no material bankruptcy, receivership, or similar proceeding with respect to the Company or any of its significant subsidiaries. However, given the Company’s insolvency, there is a high risk that the Company may be forced to file for bankruptcy if the Company is unable to meet its capital requirements in 2021.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The high and low per share closing sales prices of the Company’s stock on the OTC Markets (ticker symbol: SNPW) for each quarter for the years ended December 31, 2020 and 2019 were as follows:

Quarter Ended	High	Low

March 31, 2019	0.0038	0.0155
June 30, 2019	0.0012	0.0059
September 31, 2019	0.0004	0.0017
December 31, 2019	0.0007	0.0068
March 31, 2020	0.0010	0.0030
June 30, 2020	0.0010	0.0070
September 31, 2020	0.0010	0.0040
December 31, 2020	0.0010	0.0020

Holders of our Common Stock

As of April 13, 2021, there were approximately 567 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is VStock Transfer.

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

On or about January 29, 2021 we issued 50,000 shares of common stock to one entity pursuant to a subscription agreement for $0.20 per share.

On or about February 8, 2021 we issued 250,000 shares of common stock to one entity pursuant to a subscription agreement for $0.10 per share.

On or about March 11, 2021, we issued 221,849 shares of common stock to one entity pursuant to a cashless exercise of a warrant, with an exercise price of $0.031 per share of common stock.

On or about March 11, 2021, we issued 7,626,978shares of common stock to one entity pursuant to a conversion of a convertible note, with an conversion price of $0.02035 per share of common stock.

All the offers and sales of securities listed above were made to accredited investors. The issuance of the above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Repurchases of Equity Securities

We repurchased no shares of our Common Stock during the year ended December 31, 2020.

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

Organizational Overview

Utilizing managements history in general contracting, coupled with our subject matter expertise and intellectual property (“IP”) knowledge of solar panels and other leading-edge technologies, Sun Pacific Holding (“the Company”) is focused on building a “Next Generation” green energy company. The Company offers competitively priced “Next Generation” solar panel and lighting products by working closely with design, engineering, integration and installation firms in order to deliver turnkey solar and other energy efficient solutions. We provide solar bus stops, solar trashcans and “street kiosks” that utilize our unique advertising offerings that provide State and local municipalities with costs efficient solutions and we have started, through a partnership, with ownership terms to be defined upon securing financing, the opportunity to develop and build a solar farm in Durango Mexico.

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

Sun Pacific Power Corp. is in the process of providing limited general contacting services and are reviewing continuing general contracting in the region as we shift our focus to other green energy opportunities.

Bella Electric, LLC and Sun Pacific Security Corp. have generally ceased operations, but we maintain the subsidiaries in case we find opportunities to relaunch our operations.

MedRecycler, LLC, a wholly owned subsidiary of Sun Pacific Holding Company currently holds fifty one percent (51%) of MedRecycler-RI, Inc., a corporation formed in the state of Rhode Island for the development of waste to energy projects in the state of Rhode Island. Currently, MedRecycler-RI, Inc. has entered into an Indenture of Trust in the amount of $6,025,000.00 as bridge financing for a project in West Warwick, Rhode Island (the “Rhode Island Project”). This was extended and amended to include an additional $2,700,000.00 as the approval process of permanent bond financing has been delay in the state of Rhode Island and again amended and extended with the addition of $500,000 in additional convertible debt being added by a new senior secured lender with such $500,000 in debt converting into equity in the project upon the completion of permanent financing that is further being augmented with the ability of the $500,000 in senior convertible debt expanding up to $2,000,000 with the conversion of up to 40% equity in MedRecycler RI, Inc. The original plan was for a facility in Johnston, Rhode Island, but through our negotiations, determined that the West Warwick location was more suitable. The Indenture of Trust has been secured by all equity holdings in MedRecycler-RI, Inc., all personal holdings of equity in the Company held by Nick Campanella, our CEO and member of the Board of Directors. Mr. Campanella has further pledged personal property located in Manapalan in excess of $1,000,000. Payment for the Indenture of Trust is further guaranteed by the Company and Street Smart Outdoor Corp. Currently, MedRecycler-RI, Inc. has entered into a lease agreement in West Warwick, Rhode Island, has taken preliminary steps to order the equipment, and is beginning to engage specialists and staff for building out the Rhode Island Project. In order to secure actual operations of the Rhode Island Project, we estimate that MedRecycler-RI, Inc. must still secure enough long term financing that will extinguish is short-term debt and fund the permanent financing of its operations. MedRecycler-RI, Inc. is currently negotiating with the state of Rhode Island and potential bond financiers to secure the long-term financing for the Rhode Island Project. Although we anticipate, assuming the long-term financing is secured, the Rhode Island Project may be fully operational as early as the first quarter of 2021, but, at this time, that schedule could slip as a result of delays in closing on long-term financing and other regulatory requirements. All initial operational earnings will be earmarked for interest, principal repayment, and the fulfillment of other covenants of the long-term financing until all reserves have been met. As we have not secured long term financing, we can make no statement regarding the long term success of the Rhode Island Project, though, even in a best case scenario, the Rhode Island Project may not be cash flow positive until fully operational and proceeds fulfill covenants under the terms of the yet to be finalized debt financing. Through MedRecycler, LLC, the Company currently owns fifty-one percent (51%) of MedRecycler-RI, Inc., which was pledged by the Company to Mr. Campanella pursuant to a forbearance agreement related to debts owed to Mr. Campanella. The remaining forty nine percent (49%) of MedRecycler-RI, Inc. is held by Nicholas Campanella, personally, Marmac Corporate Advisors, LLC, and Eilers Law Group, P.A., holding thirty nine percent (39%), eight percent (8%), two percent (2%), respectfully. With the new senior secured convertible debt as issued these ownership percentages may change. Mr. Campanella received his ownership as consideration for his personal pledges securing the Indenture of Trust, Marmac Corporate Advisors, LLC and Eilers Law Group, P.A. received their respective ownership as consideration for efforts and services performed. One hundred percent (100%) of the ownership of MedRecycler-RI, Inc. has been pledged to bridge financing, including any pledge rights held by Mr. Campanella in MedRecycler, LLC. MedRecycler RI, Inc. is currently exploring permanent financing options to fund its operations that meet the underwriting requirements of various bond/debt investors and issuing authorities, which if put into place would require changes to MedRecycler RI, Inc.’s and or the Company’s organizational ownership structure. It has been made clear by the Rhode Island authorities approving long term bond facilities for the MedRecycler-RI, Inc. project, that the Company cannot have an ownership interest given its poor creditworthiness and insolvency. The approving authority has expressed a desire to sever all economic interest in the Rhode Island Project from the Company, However, we have proposed, and have received initial approval, whereby in exchange for releasing all guarantees and other security interests of the Company and its subsidiaries, and forgoing direct ownership in MedRecycler-RI, Inc., the Company shall receive an economic interest equal to a percentage of profits derived from MedRecycler-RI, Inc. and as calculated by the equity ownership as determined by the respective parties upon the closing of its permanent financing. This will free collateral and cashflow for the development of new projects of the Company and its subsidiaries, while also removing the debt of MedRecycler-RI, Inc. from the balance sheet of the Company. At the same time, once MedRecycler-RI, Inc. becomes profitable, and has met all requirements of long term financing related to reserve allocations and profit thresholds, the Company should receive a recurring income from the MedRecycler-RI, Inc. without the limitations on its assets and additional overhead costs related to maintaining the subsidiary and financial reporting. Any final agreement will be subject to final approval of the Rhode Island authority, who has provided tentative approval of the economic interest structure. Rhode Island Project, while also balancing the requirements of those parties approving permanent financing.

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

On September 19, 2019, the United States Patent and Trademark Office published patent US 2019 288 139 A1 for the Frame-Less Encapsulated Photo-Voltaic (PV) Solar Power Panel Supporting Solar Cell Modules Encapsulated Within Optically-Transparent Epoxy-Resin Material Coating a Phenolic Resin Support Sheet issued to National Mechanical Group Corp. Originally designed for application in the solar bus shelters operated by Street Smart Outdoor Corp, as a glassless solar panel, the Company has developed a patent protected product and process for creating solar panels that can be integrated directly into the design of products as a molded, weather resistant plastic. The Company will begin work developing a business plan for expanding on either manufacturing or licensing of the technology in the future.

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

On  January 29, 2021, MedRecycler-RI, Inc., a subsidiary of Sun Pacific Holding Corp., (the “Company”) entered into an amendment to the Indenture of Trust with UMB Bank, extending the term of the two (2) bond’s representing bridge financing for the Rhode Island medical waste to energy project for a period of up to one year from the date of signing. The extension of the bonds shall accrue interest, including a capitalized extension fee of five (5%) percent, at twelve (12%) per annum. In addition, the Company has been issued an extension for the term of a secured convertible loan to Pyro SS, LLC, as reported in the Company’s Form 10Q for the quarter ended September 30, 2020, until July 28, 2021 and that were subsequently further extended through January 29, 2022. The bonds are intended to be paid and extinguished from proceeds from permanent financing

It has been made clear by the Rhode Island authorities approving long term bond facilities for the MedRecycler-RI, Inc. project, that the Company cannot have an ownership interest given its poor creditworthiness and insolvency. The approving authority has expressed a desire to sever all economic interest in the Rhode Island Project from the Company, However, we have proposed, and have received initial approval, whereby in exchange for releasing all guarantees and other security interests of the Company and its subsidiaries, and forgoing direct ownership in MedRecycler-RI, Inc., the Company shall receive an economic interest equal to 51% of all profits derived from the MedRecycler-RI, Inc. This will free collateral and cashflow for the development of new projects of the Company and its subsidiaries, while also removing the debt of MedRecycler-RI, Inc. from the balance sheet of the Company. At the same time, once MedRecycler-RI, Inc. becomes profitable, and has met all requirements of long term financing related to reserve allocations and profit thresholds, the Company should receive a recurring income from the MedRecycler-RI, Inc. without the limitations on its assets and additional overhead costs related to maintaining the subsidiary and financial reporting. Any final agreement will be subject to final approval of the Rhode Island authority, who has provided tentative approval of the economic interest structure. The Company will engage independent counsel to negotiate the terms to avoid any potential risks of conflict of interest.

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

Going Concern

The Company has an accumulated deficit of $9,417,865  and a working capital deficit of $3,985,435  as of December 31, 2020. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. The Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At December 31, 2020, none of the Company’s cash balances were in excess of federally insured limits. Any and all withdrawals are strictly controlled by the lending institution and use of proceeds must be approved prior to release of funds.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts totaled $0 and $22,835 as of December 31, 2020 and 2019, respectively.

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

Deposits

During the year ended December 31, 2021, the Company made deposits of approximately $5,000,000 pursuant to a purchase of equipment costing approximately $7,200,000. We are currently estimating the commencement of operations as early as of the 4th quarter of 2021 at MedRecycler-RI, Inc.’s West Warwick, Rhode Island facility.

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

Property and equipment

Property and equipment are stated at cost. Additions and improvements that significantly add to the productive capacity or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over three to five years for vehicles and five to ten years for equipment. Leasehold improvements are amortized over the lesser of the estimated remaining useful life of the asset or the remaining lease term. Interest costs incurred that are directly related to the construction of long term assets are capitalized during the construction period. As of December 31, 2020 and 2019, $892,400 and $651,828, respectively, is included in proprerty plant and equipment.

Impairment of long-lived assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. At December 31, 2020 and 2019, the Company has not identified any such impairment losses.

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

Revenue recognition

100% of the Company’s revenue for the years ended December 31, 2020 and 2019 is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as defined by Topic 606, as amended.

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

	2020	2019
Outdoor Advertising Shelter Revenues	$252,443	$150,636
Contracting Service Revenues	$36,585	150,097
	$289,028	$300,733

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the Year ended December 31, 2020 and 2019, basic and diluted loss per share are the same as the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the years ended December 31, 2020 and 2019, all potential shares have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive.

Results of Operations for the Year Ended December 31, 2020 as Compared to the Year Ended December 31, 2019

Revenues

During the year ended December 31, 2020, revenues decreased by $11,705, from $300,733 for the year ended December 31, 2019 to $289,028 in 2020, as a result of lesser advertising revenues and reduce General Contracting services as the Company migrates away from General Contracting services and towards the development of Green Energy Projects including the sale of Solar powered shelters and other energy related projects that derive income from advertising sources. Advertising revenue declined as a result of a transition to commissioned advertising sales personnel during the quarter. The Company has entered into revenue sharing agreements with the City of Tallahassee, the State of Rhode Island Transportation Authority, and the State of New Jersey, along with others to provide and manage up to approximately 1,000 marketing faces and other related products for a period of up to Ten (10) years that may include providing WiFi Signal Boosters and Advertising in conjunction with the shelters and other related other outdoor related products. Depending upon the timing of installation and advertising revenue generated per shelter and or other advertising-based product, the Company’s Revenue may increase materially from this green energy offering. The Company has recently raised capital to build and deploy up to 20 bus shelters in Rhode Island as part of an income sharing arrangement with an investment group. The Company has recently had 20 bus shelters delivered and is in the process of deploying the bus shelters into the marketplace. The Company is currently in discussion with the State of Rhode Island on the specific details related to those bus shelters. The State of Rhode Island is also exploring options of purchasing those bus shelters from the Company. The Company is also presently in the process of adding up to 60 bus benches in the City of Tallahassee and has engaged two new commissioned sales individuals to assist the company in increasing its advertising revenues in the City of Tallahassee market place, along with adding improved sales advertising capabilities in an effort to improve advertising utilization. The Company’s current Waste to Energy and Durango Solar Farm Project may or may not impact future revenues depending upon the capital structure and other conditions that will be required of the Company by its financing partners and or other regulatory authorities upon closing of its permanent financing for those projects. These items along with other revenue generating opportunities that is under review by the Company may cause dramatic shifts in the Company’s comparative revenue profile of the products and services that the Company provides in the future.

Cost of Revenues

During the year ended December 31, 2020, cost of revenues decreased by $176,088, from $214,896 for the year ended December 31, 2019 to $38,808 in 2020, as a result of a higher mix of higher margin advertising generated revenues. Costs of revenues may shift dramatically depending upon how the Company’s comparative revenue profile of the products and services shift in the future.

Operating Expenses

During the year ended December 31, 2020, operating expenses increased by $22,799, from $1,301,269 for the year ended December 31, 2019 to $1,324,068 in 2020 due materially to increases in professional fees offset slightly by decreases in wages, fees, and other general and administrative expenses that were associated with project development costs for the Company’s Medical Waste to Energy initiative and other development projects associated with green energy development initiatives that the Company is currently exploring. The Company’s Operating Expenses may vary quarter to quarter as a result in upfront development costs for permits, engineering reviews, and other costs associated with the Company’s new development projects related to its Medical Waste to Energy project as well as other projects that it is currently reviewing.

Other Expenses

During the year ended December 31, 2020, Other Expenses increased by $225,762 from $564,734 for the year ended December 31, 2019 to $790,496 in 2020 as a result of greater amounts of interest expense as a result of the issuance of convertible debt and other capital related events. Given the Company’s financing requirements in developing its new business models, the Company’s other (income) expenses may increase over time as the Company explores the use of additional debt financing.

Net Loss

As a result of the above, Net Loss inclusive of the net loss attributable of non-controlling interest of $789,992 decreased $619,068 from $1,693,420 for the year ended December 31, 2019 to $1,074,352 in 2020.

Liquidity and Capital Resources

Net Working Capital

We have, since inception, financed operations and capital expenditures through the sale of stock and convertible notes and debt. Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, and unbilled receivables.

At December 31, 2020, we had a net working capital deficit of approximately $3,985,435  compared to $1,788,368 at December 31, 2019. We relied on temporary financing for the MedRecycler project and proceeds from advertising project financing in 2020. We relied on proceeds from the sale of common stock, convertible promissory notes and advances from related parties throughout fiscal 2019.

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

For the year ended December 31, 2020, net cash used in operations was approximately $1,324,513 driven primarily by current year operating loss, offset primarily increases in accrued officer compensation and accrued expenses.

For the year ended December 31, 2019, net cash used in operations was approximately $550,010 driven by current year operating loss, offset primarily by non-cash expenses for the loss on settlement of accrued officer compensation, accrued expenses, an increase in accounts payable, and loss on the conversion of debt.

Cash Flows from Investing Activities

For the year ended December 31, 2020, the Company invested approximately $0.7 million in its MedRecycler project, consisting of $446,492 of equipment purchases and deposits in equipment of $195,515.

For the year ended December 31, 2019, the Company invested approximately $6.1 million in its MedRecycler project, consisting of $538,242 of equipment purchases and deposits in equipment of $5,682,329, offset by $42,000 in proceeds from the sale of vehicles.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and proceeds from capital raise transactions.

For the year ended December 31, 2020, cash provided by financing activities was approximately $500,000, primarily from the issuance of convertible debt of $500,000.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm, are set forth on pages F-1 through F-20 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were not effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Executive	Age	Position
Nicholas Campanella	56	Chairman of the Board, Chief Executive Officer and Director
Vincent Randazzo	59	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2020 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

Name and Principal Position	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Non- Qualified Deferred Compensation Earnings	All Other Compensation(1)	Total
Nicholas Campanella	2020	-	-	-	-	-	-	180,000	180,000
	2019

(1) In 2020, Mr. Campanella received a salary for his services rendered for MedRcycler-RI, Inc.

Executive Employment Agreement

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 15, 2021, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s common stock. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each beneficial owner is c/o Sun Pacific Holding Corporation, 345 Highway 9 South, Suite 388, Manaplan, New Jersey 07726

.

Name	Position	Number of Shares of Common Stock		Percentage of Common Stock (1)

Officers & Directors

Nicholas Campanella	Chairman of the Board. CEO, & Director	33,897,166	(2)	3.48%
Vincent Randanzzo	Director	44,150		*
	Total Owned by all Officers and Directors	33,941,316		3. 48%

(1) Applicable percentage ownership is based on 974,728,678shares of common stock outstanding as of April 13, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of are deemed to be beneficially owned by the person holding such securities for computing the percentage of ownership of such person but are not treated as outstanding for computing the percentage ownership of any other person. Nicholas Campanella, our Chairman and Chief Executive Officer holds 12,000,000 shares of Series A Preferred Stock as of April 15, 2021. The Series A Preferred Stock has voting rights equal to 125 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights. As a result, Mr. Campanella has the equivalent to 1,500,000,000 votes. Therefore, although the officers, directors and beneficial holders of shares greater than 5% of the common stock have voting rights equal to 3.48% of the voting rights of the common stock, this amounts to only 3.67% of the total voting rights available. Mr. Campanella thus has just over 50% of the total voting rights.

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

Please refer to Note 8 of the financial statements for details related to related party transactions.

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

The total fees charged by Turner, Stone & Company, LLC in 2019 and 2019 aggregated $33,280 and $29,230, respectively, which includes fees for the 2019 and 2020 audited financial statements and review of the quarterly financial statements.

	Audit	Taxes	Filings	Oher	Total
2020	$32,280	$-	$-	$-	$33,280
2019	$29,230	$-	$-	$-	$29,230

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibit	Filed

3.1	Amended and Restated Articles of Incorporation filed May 29, 2015	Form 10 October 13, 2015

3.2	Bylaws dated April 5, 2005	Form 10 October 13, 2015

3.3	Designation of Series B and Series C Preferred Stock filed with the state of Nevada on August 11, 2017	Form 8-K August 18, 2017

3.4	Certificate of Amendment filed with the state of Nevada on October 3, 2017	Form 8-K October 13, 2017

3.5	Certificate of Change (Reverse Stock Split) filed with the state of Nevada on October 3, 2017	Form 8-K October 13, 2017

10.1	The Acquisition Agreement between the Company and Sun Pacific Power Corp., dated August 16, 2017	Form 8-K August 29, 2017

10.2	The Spinoff Agreement with the Company, Randy Romano, and Vaughan Dugan, dated August 24, 2017	Form 8-K August 18, 2017

10.3	The Forbearance Agreement between the Company and Nicholas Campanella, dated January 11, 2019.	Form 8-K January 14, 2019

10.4	Guarantee of Payment and Performance between the Company and UMB Bank, N.A., date February 7, 2019	Form 8-K February 11, 2019

10.5	Extension of Forbearance Agreement between the Company and Nicholas Campanella, dated April 3, 2019	Herein

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herein

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herein

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Pacific Power Corp.

Date: 4/15/2021	By:	/s/ Nicholas Campanella
	Name:	Nicholas Campanella
	Title:	Chairman of the Board of Directors, & Chief Executive Officer (Principal Executive Officer)

Date: 4/15/2021	By:	/s/ Nicholas Campanella
	Name:	Nicholas Campanella
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on April 15, 2021 on behalf of the registrant and in the capacities indicated.

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
Vincent Randanzzo

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders Sun Pacific Holding Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sun Pacific Holding Corp. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

April 15, 2021

We have served as the Company’s auditor since 2017.

SUN PACIFIC HOLDING CORP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS
Current Assets:
Cash and cash equivalents	$157,130	$109,561
Cash held in escrow	77,208	1,161,388
Prepaid interest held in escrow	-	450,909
Accounts receivable, net of allowance for uncollectable accounts of $0 and $22,835, respectively	34,995	33,458
Prepaid expenses	70,624	-
Total current assets	339,957	1,755,316

Property and Equipment, Net	1,293,320	647,507
Right-of-use Asset	1,094,314	1,256,405
Deposits and Other Assets	6,366,536	5,682,329

Total assets	$9,094,127	$9,341,557

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$188,485	$281,126
Accounts payable, related party	106,512	91,540
Accrued compensation to officer	929,797	767,963
Accrued expenses	1,238,073	546,995
Accrued expenses, related party	95,591	65,188
Dividends payable, related party	22,038	22,038
Advances from related parties	615,432	614,654
Project financing obligation	260,000	260,000
Convertible notes payable	196,850	196,850
Convertible notes payable, related party	408,196	408,974
Notes Payable, net of discounts	200,000	200,000
Lease liability, current portion	64,418	88,356
Total current liabilities	4,325,392	3,543,684
Long Term Liabilities:
Convertible note	500,000	-
Notes payable, net of discounts	9,158,276	8,703,438
Lease liability, net of current portion	1,118,041	1,236,597
Total liabilities	15,101,709	13,483,719

Commitments and contingencies (see Note 7)

Stockholders’ Deficit:
Preferred stock $0.0001 par value, 20,000,000 million shares authorized:
Series A preferred stock: 12,000,000 shares designated; 12,000,000 shares issued and outstanding	1,200	1,200
Series B preferred stock: 1,000,000 shares designated; -0- shares issued and outstanding, respectively	-	-
Series C preferred stock: 500,000 shares designated; -0- and 275,000 shares issued and outstanding, respectively	-	-
Common stock $0.0001 par value, 1,000,000,000 shares authorized; 966,726,357 and 725,982,137 shares issued and outstanding, respectively	96,672	72,598
Additional paid in capital	4,693,389	4,717,462
Accumulated deficit	(9,417,865)	(8,342,437)
Total deficit	(4,626,604)	(3,551,177)
Non-controlling interest in subsidiary	(1,380,978)	(590,986)
Total stockholders’ deficit	(6,007,582)	(4,142,162)

Total liabilities and stockholders’ deficit	$9,094,127	$9,341,557

SUN PACIFIC HOLDING CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	December 31,
	2020	2019

Revenues	$289,028	$300,733
Cost of Revenues	38,808	214,896

Gross profit	250,220	85,837

Operating expenses:
Wages and compensation	208,035	243,343
Professional fees	529,841	435,741
Insurance	-	12,979
Rent	18,893	40,580
General and administrative	568,375	568,626
Total operating expenses	1,325,144	1,301,269

Loss from operations	(1,074,924)	(1,215,432)

Other Expenses:
Other income, net	11,000	1,966
Interest expense	(801,496)	(566,700)
Total other expense	(790,496)	(564,734)

Net loss	$(1,865,420)	$(1,780,166)

Deemed dividend from warrant adjustments	-	(504,240)

Net loss attributable to non-controlling interest	789,992	590,986

Net loss attributable to common stockholders	$(1,075,428)	$(1,693,420)

Net Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	943,927,080	324,690,784

SUN PACIFIC HOLDING CORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Series A Preferred				Additional		Non-
	Stock		Common Stock		Paid In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balances at December 31, 2018	12,000,000	$1,200	66,901,354	$6,690	$3,948,051	$(6,649,017)	$-	$(2,693,076)
Issuance of common stock upon conversion of convertible debt	-	-	530,633,483	53,063	278,017	-	-	331,080
Issuance of common stock upon cashless exercise of warrants	-	-	128,447,300	12,845	(12,845)	-	-	-
Cashless exercise of common stock warrants								-
Deemed dividend - adjustments to warrants					504,240	(504,240)		-
Net loss	-	-	-	-	-	(1,189,180)	(590,986)	(1,780,166)
Balances at December 31, 2019	12,000,000	1,200	725,982,137	72,598	4,717,463	(8,342,437)	(590,986)	(4,142,162)
Issuance of common stock upon cashless exercise of warrants	-	-	240,744,220	24,074	(24,074)	-	-	-
Net loss	-	-	-	-	-	(1,075,428)	(789,992)	(1,865,420)
Balances at December 31, 2020	12,000,000	$1,200	966,726,357	$96,672	$4,693,389	$(9,417,865)	$(1,380,978)	$(6,007,582)

SUN PACIFIC HOLDING CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2020	2019
Cash flows from Operating Activities:
Net loss	$(1,865,420)	$(1,780,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,650	56,262
Amortization of debt discount - interest expense	178,968	406,275
Allowance for uncollectible accounts		(122,320)
Loss on settlement of convertible debt	-	31,220
Gain on sale of property and equipment		(2,576)
Changes in operating assets and liabilities:
Accounts receivable	(1,537)	165,999
Prepaid expenses and deposits	(70,624)	7,234
Accounts payable	(92,641)	36,001
Accounts payable, related party	14,972	28
Accrued compensation to officer	161,834	136,797
Accrued expenses	272,285	410,120
Accrued expenses, related party	30,403	33,443
Dividiends payable, related party	-	68,548
Right-to-use asset and obligation	19,597	3,125
Net cash used in operating activities	(1,324,513)	(550,010)

Cash flows from Investing Activities:
Purchase of property and equipment	(466,492)	(538,242)
Payment of deposits on equipment	(196,515)	(5,682,329)
Cash released from escrow	-	42,000
Net cash used in investing activities	(663,007)	(6,178,571)

Cash flows from Financing Activities:
Proceeds from advances from related parties	-	2,631
Proceeds from notes payable released from escrow	-	8,453,624
Proceeds from the issuance of convertible debt	500,000	200,000
Repayment of convertible debt	-	(150,000)
Repayment of vehicle installment notes payable	-	(60,667)
Net cash provided by financing activities	500,000	8,445,588

Net increase (decrease) in cash and restricted cash	(1,487,520)	1,717,007
Cash and restricted cash at beginning of year	1,721,858	4,851
Cash and restricted cash at end of year	$234,338	$1,721,858

Supplemental Disclosure of Cash Flow Information:
Interest paid	$450,909	$368,474
Taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Note payable extension fee added to principal	$436,250	$-
Issuance of common stock upon conversion of convertible debt	$-	$331,080
Right-of-use asset and operating lease liability	$-	$1,338,686

SUN PACIFIC HOLDING CORP

NOTES TO CONSOLIDATED FINACNIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 and 2019

NOTE 1 - DESCRIPTION OF THE BUSINESS

The Company was incorporated under the laws of the State of New Jersey on July 28, 2009, as Sun Pacific Power Corporation and together with its subsidiaries, are referred to as the “Company”. On August 24, 2017, the Company entered into an Acquisition Agreement with EXOlifestyle, Inc. whereby the Company became a wholly owned subsidiary of EXOlifestyle, Inc. The acquisition was accounted for as a reverse merger (“Reverse Merger”), resulting in the Company being considered the accounting acquirer. Accordingly, the accompanying condensed consolidated financial statements included the accounts of EXOlifestyle, Inc. since August 24, 2017.

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

Cash,Cash Equivalents and Cash Held in Escrow

For purposes of the consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. As of December 31, 2020, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At December 31, 2020, none of the Company’s cash balances were in excess of federally insured limits.AS of December 31, 2020 and 2019, restricted cash consists of $77,208 and $1,161,388, respectively, of cash balances held in escrow at UMB Bank, NA under a project fund that the Company’s subsidiary, MedRecycler-RI, Inc. is drawing balances against for the development of its Medical Waste to Energy project in Rhode Island. Any and all withdrawals are strictly controlled by the lending institution and use of proceeds must be approved prior to release of funds. As of December 31, 2019, the Company also has $450,909 of cash balances held in escrow for the prepayment of interest on the project financing.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts totaled $0 and $22,835 as of December 31, 2020 and 2019, respectively.

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

Property and equipment

Property and equipment are stated at cost. Additions and improvements that significantly add to the productive capacity or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over three to five years for vehicles and five to ten years for equipment. Leasehold improvements are amortized over the lesser of the estimated remaining useful life of the asset or the remaining lease term. Interest costs incurred that are directly related to the construction of long term assets are capitalized during the construction period. During the years ended December 31, 2020 and 2019, the Company capitalized interests costs of approximately $207,000 and $55,000, respectively. As of December 31, 2020 and 2019, $261,885 and $54,914, respectively, is included in property plant and equipment.

Impairment of long-lived assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. At December 31, 2020 and 2019, the Company has not identified any such impairment losses.

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

Deposits

As of December 31, 2020 and 2019, the Company had made advance deposits of approximately $5,100,000 and $5,000,000, respectively, pursuant to a purchase of equipment costing approximately $7,200,000. Interest costs determined to be directly related to the financing of the deposits as capitalized over the period when the equipment is being brought to its intended use. During the years ended December 31, 2020 and 2019, the Company capitalized interests costs of approximately $683,000 and $597,000, respectively. As of December 31, 2020 and 2019, $1,282,344 and $596,914, respectively, is included in Deposits and other assets. The Company is currently expected to commence operations later in the fall or early winter of 2021 at MedRecycler-RI, Inc.’s West Warwick, Rhode Island facility, dependent upon regulatory approval and permanent financing.

Revenue recognition

100% of the Company’s revenue for the years ended December 31, 2020 and 2019, is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as defined by Topic 606, as amended.

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

	2020	2019
Outdoor Advertising Shelter Revenues	$252,443	$150,636
Contracting Service Revenues	36,585	150,097
	$289,028	$300,733

Advertising Costs

Advertising costs are expensed in the period incurred and totaled $24,321 and $21,939 for the years ended December 31, 2020 and 2019, respectively.

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the years ended December 31, 2020 and 2019, basic and diluted loss per share are the same as the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the years ended December 31, 2020 and 2019, the following potential shares have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive :

	2020	2019
Convertible Debt	311,524,743	142,600,652
Convertible Debt Subject to Forbearance	1,134,602,500	654,557,961
Warrants	1,620,030	365,590,508
	1,447,747,273	1,162,749,121

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2020 and 2019, the Company incurred losses from operations of $1,075,428 and $1,215,432, respectively. The Company had a working capital deficit of $3,985,435 as of December 31, 2020. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the additional capital to meet short and long-term operating requirements. Management is continuing to pursue external financing alternatives to improve the Company’s working capital position however additional financing may not be available upon acceptable terms, or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2020 and 2019:

	2020	2019
Furniture and equipment	$353,181	$289,479
Vehicles	67,240	67,240
Leasehold Improvements	1,106,849	563,165
Less: Accumulated Depreciation	(300,027)	(272,377)
Property and equipment, net	$1,293,320	$647,507

Depreciation expenses totaled $27,650 and $56,262 for the years ended December 31, 2020 and 2019, respectively.

NOTE 5 - BORROWINGS

Convertible notes payable

On August 24, 2016, the Company issued two two-year unsecured convertible notes payable totaling $200,000 pursuant to a private placement memorandum. The notes matured on August 24, 2018 and have an annual interest rate of 12.5%. At the election of the holder, upon the occurrence of certain events, the notes can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In August 2018, the holders of the notes agreed to extend the maturity date of the notes to December 31, 2019, in exchange for warrants to acquire 600,000 shares of common stock for an exercise price of $0.31 per share, exercisable over three years. The Company estimated the fair value of the warrants, totaling $16,401, using the Black Scholes Method and recorded an additional discount against the note to be amortized over the extended term of the notes. The notes are carried at $196,850, with no remaining unamortized discount as of December 31, 2020 and 2019. The notes are currently in default and have not been converted .

In April 2018, the Company issued convertible notes with an aggregate principal balance of $350,000, for net proceeds after issuance costs which were recorded as a discount against the debt to be amortized into interest expense through the maturity of the notes, of $281,660. The notes mature in April 2019, accrue interest at an annual rate of 10% and are convertible into common stock at a conversion rate equal to the lesser of $0.05 and 60% times the lowest trading price of the Company’s common stock during the 18 trading days prior to conversion. Because the conversion feature is indexed to the Company’s stock, and there is an explicit cap to the total number of shares issuable upon conversion, the Company determine that the embedded conversion option did not require bifurcation and liability presentation. The investors in the notes also received warrants to acquire an aggregate of 6,349,457 shares of common stock for an exercise price of $0.11 per share, exercisable for 2 years. The Company estimated the fair value of the warrants using the Black Scholes model and the following assumptions: volatility – 261.8% to 268.7%; expected term – 2.0 years; dividend rate – 0.0%; risk free rate – 2.49%, and allocated $173,355 of the proceeds to the warrants, which was recorded as a discount against the debt to be amortized into interest expense through the maturity of the notes. Based on the allocation of proceeds to the debt, the Company determined there was a beneficial conversion feature totaling $176,645, which was recorded as a discount against the debt to be amortized into interest expense through the maturity of the notes. On November 13, 2018, the Company entered into agreements with the holders of the notes to extend the “Prepayment Termination Date” to December 23, 2018, as defined in the respective Promissory Notes in exchange for the addition of $25,000 to the principal of the principal of each note, which was recorded as an additional discount against the note and amortized into interest expense through the extended “Prepayment Termination Date”. During the years ended December 31, 2019, the Company amortized $156,461  of the discounts. As of December 31, 2018, the notes are carried at $226,604, net of unamortized discounts of $156,461. On July 8, 2019, the Company entered into a settlement agreement with Auctus Fund, LLC, settling all amounts owed pursuant to that convertible promissory note entered into on April 30, 2018 for $150,000. During the year ended December 31, 2019, the holders of the notes elected to converted all remaining principal and accrued interest outstanding under the notes into 659,080,783 shares of common stock. No amounts were outstanding as of December 31, 2020.

On November 12, 2020, the Company issued a 6% Senior Secured Convertible Note in the principal amount of $500,000. The note accrues interest at an annual rate of 6%, matures on January 29, 2021 (“Maturity Date”), and automatically converts into 10% of the outstanding stock of MedRecycler-RI, Inc. upon the earlier of a) MedRecycler-RI, Inc. securing permanent financing for its Waste energy project and obtaining all required permits from the State of Rhode Island, or b) the Maturity Date with such maturity date being amended and extended until 1/29/2022.

Convertible notes payable, related party

On October 23, 2015, a total of $332,474 in advances from a related party was converted into two one-year unsecured convertible notes payable to Nicholas Campanella, Chief Executive Officer of the Company. The notes have an annual interest rate of 6% and are currently in default. At the election of the holder, the notes can be converted into common stock of the Company at a conversion price per share equal to 20% of the average bid price for the three consecutive business days prior to conversion. As of December 31, 2020 and 2019, the balances of the notes totaled $332,474.

On August 24, 2016, a total of $75,000 in advances from a related party was converted into a two-year unsecured convertible note payable to Nicholas Campanella, Chief Executive Officer of the Company, pursuant to a private placement memorandum. The note matures on August 24, 2018, has an annual interest rate of 12.5% and is due at maturity. At the election of the holder, upon the occurrence of certain events, the note can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with this note, the Company issued 75,000 shares of Series B preferred stock, as further described in Note 6. As of December 31, 2020 and 2019, the balance of the notes was $75,722. The notes are carried at $76,500 as of December 31, 2020 and 2019,with no remaining unamortized discounts.

Accrued interest on the convertible notes, related party totaled $90,670 and $61,256 as of December 31, 2020 and 2019, respectively.

Project Financing Obligation

In June 2018, the Company received proceeds of $260,000 pursuant to a partnership agreement and related partnership contribution agreements with third party investors, pursuant which investors have agreed to provide financing for no less than (10) ten new bus shelters being installed annually. Each investment in the partnership grants the investor the right to preferential distributions of profits related to the Company’s contract with Rhode Island. The investors receive 100% of the profits from the Rhode Island contract to install 20 bus shelters until 100% of the initial investments are returned. Thereafter, the investors receive 20% of the remaining profits from Rhode Island contract. As of December 31, 2020 and 2019, no profits have been earned on the Rhode Island contract, no repayments have occurred and the total amount of investments received totaling $260,00 is reflected on the accompanying consolidated balance sheet as a Project Financing Obligation.

Line of credit, related party

On October 23, 2015, the Company entered into a line of credit agreement with Nicholas Campanella, Chief Executive Office of the Company, for a total value of $250,000. The line of credit does not bear an interest rate and is payable on demand. As of December 31, 2020 and 2019, the balance of the debt to related party was $163,936 and $161,630, respectively.

Indenture of Trust

In January 2019, MedRecycler, LLC, a 51%-owned subsidiary of Sun Pacific Holding organized in the state of Rhode Island for the development of waste to energy projects in the state of Rhode Island. Currently, MedRecycler-RI, Inc. has entered into an Indenture of Trust in the amount of $6,025,000.00 as bridge financing for a project in West Warwick, Rhode Island. The proceeds from the indenture are held in escrow to be used to (i) to provide for the financing of certain waste to energy facility and related improvements (the “Improvements”); (ii) to provide for the financing or refinancing of certain equipment to be used in connection with the Improvements (the “Equipment” and together with the Improvements, the “Project”); (iii) to provide for the financing of capitalized interest; and (iv) to pay certain costs incurred in connection with the Project. The principal balance of the indenture accrues interest at an annual rate of 12%, payable semi-annually, and matures on January 29, 2020. The Company incurred debt issuance costs of $271,375, which were recorded as a discount against the indenture to be amortized into interest expense through the maturity of the indenture. On October 9, 2019, the Company entered into the First Amended Indenture of Trust (the “Amended Indenture”), with UMB Bank, N.A., a national banking association (“UMB”) increasing the principal under the original Indenture of Trust by two million seven hundred thousand dollars ($2,700,00.00). As a result, MedRecycler-RI, Inc. owes an aggregate of eight million seven hundred twenty-five thousand dollars ($8,725,000). As a condition to entry into the Amended Indenture all parties providing security interest, pledges, and guarantees pursuant to the Original Indenture of Trust signed on February 7, 2019, including the Company, agreed to extend such security interest, pledges, and guarantees pursuant to the terms of the Omnibus Amendment Agreement between the securing parties and UMB, as Trustee on October 9, 2019. In addition, the Trustee required that MedRecycler-RI, Inc. further agree to assign any and all contractual rights related to the equipment. During year ended December 31, 2020, the maturity dates of the notes were extended to January 2021, with semi-annual interest payments due on July 29, 2020 and January 29, 2021, with such notes being further extended to January 2022. As consideration for the extension in 2020, $436,250 was added to the principal balance of the notes and recorded as a debt discount to be amortized through the new maturity date. For the year ended December 31, 2020 and 2019, the Company amortized $424,345 and $249,814, respectively of the discounts, and as of December 31, 2020 and 2019, respectively, the indenture is carried at $9,127,784 and $8,703,439, net of unamortized discount of $ 33,466 and $21,561.

Notes Payable

On June 21, 2019, the Company issued a six-month ten percent interest promissory note in the amount of $200,000. The note was funded July 8, 2019. Per the terms of the note, the Company agreed to issue to the lender 2,000,000 shares of restricted common stock, with a fair value of $2,600 as an inducement. The balance of the note is $200,000 as of December 31, 2020 and 2019. The note is currently in default.

Future maturities of the Company’s debt are as follows:

Years Ending December 31,
2020	$598,511
2021	9,658,276
Total future maturities	10,756,787
Less: discount	(33,465)
Carrying Value at December 31,2020	$10,723,322

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2020 and 2019, the Company has designated 12,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Convertible Preferred Stock, and 500,000 shares of Series C Convertible Stock.

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

Series C Preferred Stock - In connection with the Reverse Merger, the Company issued 275,000 shares of Series C Preferred Stock. Holders of Series C Preferred Stock are not entitled to voting rights or preferential rights upon liquidation. Each share of Series C Preferred Stock shall pay an annual dividend in the amount of $0.125 per year, for a total of $0.25, over an eighteen (18) month term, from the date of issuance (the “Commencement Date”). Dividend payments shall be payable as follows: (i) dividend in the amount of $0.0625 per share of Series C Preferred Stock at the end of each of the third quarter and fourth quarter of the first twelve (12) months of the twenty-four (24) month period after the Commencement Date; and (ii) dividend in the amount of $0.03125 per share of Series C Preferred Stock at the end of each of the four quarters of the second twelve (12) months of the twenty-four (24) month period after the Commencement Date. The source of payment of the dividends will be derived from up to thirty-five percent (35%) of net revenues (“Net Revenues”) from the Street Furniture Division of the Corporation following the seventh (7th) month after the Commencement Date. To the extent the amount derived from the Net Revenues of the Street Furniture Division is insufficient to pay dividends of Series C Preferred Stock, if a sufficient amount is available, the next quarterly payment date the funds will first pay dividends of Series C Preferred Stock past due. At the conclusion of twenty-four months after the Commencement Date, and upon the payment of all dividends due and owing on said Series C Preferred Stock, the Series C Preferred Stock shall automatically be redeemed by the Corporation and returned to the Corporation for cancellation, as unissued, non-designated, preferred shares. The series C preferred stock were redeemed during the year ended December 31, 2019. As of December 31, 2020 and 2019, dividends payable of $22,038 is reflected as dividends payable on the accompanying consolidated balance sheets.

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

During the year ended December 31, 2020, holders of warrants to acquire 246,862,272 shares of common stock elected to exercise the warrants on a cashless basis, at an exercise price of $0.0009 per share, resulting in the issuance of 240,744,220 shares of common stock.

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

During the year ended December 31, 2020, holders of warrants to acquire 246,862,272 shares of common stock elected to exercise the warrants on a cashless basis, at an exercise price of $0.00009 per share, resulting in the issuance of 240,744,220 shares of common stock.

During the year ended December 31, 2020, warrants to acquire 117,108,206 shares of common stock at an exercise price of $0.00009 per share expired.

The following summarizes warrant activity for the years ended December 31, 2020 and 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at January 1, 2019	8,324,737	$41.50
Ratchet adjustments	485,713,051	$0.00009
Exercises	(129,909,530)	$0.00009
Outstanding at December 31, 2019	365,590,508	0.11
Expired	(117,108,206)	$0.00009
Exercises	(246,862,272)	$0.00009
Outstanding at December 31, 2020	1,620,030	$25.16	4.6 Years

The following summarizes warrant information as of December 31, 2020:

Exercise Price	Number of Shares	Expiration Date
$0.031	620,030	August 24, 2021
$10.00	100,000	October 27,2027
$45.00	900,000	October 27,2027
	1,620,030

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment agreement

On December 20, 2014, the Company entered into a five-year employment agreement with Nicholas Campanella, Chief Executive Officer. Under the terms of the agreement, the Company is required to pay a base compensation of $180,000 annually, subject to increases in cost of living and performance bonuses as awarded by the Board of Directors. After 5 years, the agreement is automatically renewed for an additional two years unless terminated by either party. As part of the agreement Mr. Campanella opted to defer, with no interest, the receipt of compensation under the agreement until the Company has the funds to pay its obligation. In October 2017, the Company issued 12,000,000 shares of series A preferred stock and 1,250,000 shares of common stock to its chief executive officer in settlement of $107,307 of accrued salary. At December 31, 2020 and December 31, 2019, the Company had accrued compensation of $929,797 and $767,963, respectively, and recorded the related expenses in ‘general and administrative’ on the accompanying consolidated statements of operations.

Lease agreement

During March 2017, the Company entered into a five-year lease agreement. Under the terms of the agreement, the Company is obligated to pay monthly rent payments starting at $3,556 and escalating over the life of the lease. The Lease was subsequently terminated early in June of 2020.

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

The following is a schedule showing the future minimum lease payments under leases for the next five years and the present value of the minimum lease payments as of December 31, 2020.

Years Ending December 31,
2021	$203,409
2022	209,512
2023	215,797
2024	167,516
2025	172,542
Thereafter	535,486
Total minimum lease payments	1,804,262
Less: Amount representing interest	(621,804)
Present value of minimum lease payments	$1,182,458

For the years ended December 31, 2020 and 2019, lease expense was $332,803  and $307,561, respectively inclusive of short-term leases and monthly charges for common-area maintenance and taxes.

The related lease balance included in the consolidated balance sheet as of December 31, 2020 and 2019 were as follows:

Assets:	2020	2019

Operating lease right-of use asset	$1,094,314	1,256,405

Liabilities:

Lease liability – current portion	$64,417	88,356

Lease liability – long-term portion	1,118,041	1,236,597

Total operating lease liabilities	$1,182,458	1,324,953

Significant customers

For the year ended December 31, 2020, two customers accounted for 12% and 13%, respectively, of the Company’s revenues. As of December 31, 2020, accounts receivable due from these customers totaled $8,000 and $10,290 respectively. For the year ended December 31, 2019, two customers accounted for 35% and 14%, respectively, of the Company’s revenues.

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

The Company was served by shareholders James J. Loures, Jr. and Justin Derkack requesting that the Company reverse the underlying transactions related to the MedRecycler-RI, Inc. project such that 100% of the revenues and profits generated from the project remain with the Company. The matter was settled.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Certain affiliates have made non-interest-bearing advances. The balances of these advances, which are due on demand and include the Advances from Related Parties noted in Note 5, totaled $615,432 and $614,654 as of December 31, 2020 and 2019, respectively. Included in accounts payable related parties as of December 31, 2020 and 2019, are expenses incurred with these affiliates totaling $76,512 and $91,540, respectively.

In January 11, 2019, the Company entered into that certain Forbearance Agreement between the Company and Nicholas Campanella. Mr. Campanella is owed approximately $648,400 in principal and interest on loans and lines of credit issued by the Company. Those debt obligations are currently in default. As consideration for the forbearance of those debts, the Company has agreed to provide a pledge of 100% membership interest in MedRecycler, LLC, and wholly owned subsidiary of the Company organized in the state of Nevada which holds 51,000 shares of MedRecycler-RI, Inc. as security against the moneys owed. The amounts owed to Mr. Campanella date back nearly five years and represent cash payments made by Mr. Campanella to Sun Pacific Power Corp. On December 31, 2020, Mr. Campanella agreed to extend the forbearance until December 31, 2022.

In order to secure financing for the MedRecycler-RI, Inc. West Warrick, Rhode Island waste to energy facility, Mr. Campanella agreed that upon initial financing of the project, he shall pledge substantially all of his holdings in the Company, assign his pledges in MedRecycler, LLC, and certain properties held by Mr. Campanella, personally, in order to collateralize the debt obligations. As consideration for his inducement, the Board of Directors has deemed it fair consideration to issue Mr. Campanella 39,000 shares of MedRecycler-RI, Inc. In addition, MedRecycler-RI, Inc. had engaged the services of Marmac Corporate Advisors, LLC and Eilers Law Group, P.A. to oversee, negotiate and to facilitate the initial financing and capital structure of MedRecycler-RI, Inc. As neither party has received compensation for their services for the Company or MedRecycler-RI, Inc. since August of 2018 thru January of 2019, the Board of Directors, in January 2019, deemed it fair consideration to issue Marmac Corporate Advisors, LLC and Eilers Law Group, P.A. 8,000 and 2,000 shares of MedRecycler-RI, Inc., respectively. As a result, the Company shall maintain 51% of the ownership of MedRecycler-RI, Inc. through its MedRecycler, LLC holdings. During the years ended December 31, 2020and 2019, the Company incurred $180,000 and $165,000, respectively, to each of Mr. Campanella and Marmac Corporate Advisors, LLC of fees for overseeing the project, of which $60,000 remains unpaid and is included in accounts payable, related parties on the accompanying consolidated balance sheet.

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

NOTE 9 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of December 31, 2020 and 2019.

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2020 and 2019:

	2020	2019
U.S. Federal Statutory Tax Rate	21.00%	21.00%
State taxes	5.53%	5.53%
Permanent items	-%	-%
Change in future tax rates	-%	-%
Change in valuation allowance	(26.53)%	(26.53)%
Totals	0.00%	0.00%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2020 and 2019 are summarized as follows:

	2020	2019
Deferred Tax Assets:
Net operating loss carry-forwards	$2,105,000	$1,653,000
Accrued expenses	247,000	204,000
Total deferred tax assets	2,352,000	1,857,000
Less: Valuation allowance	(2,352,000)	(1,857,000)
Total deferred tax assets and liabilities, net	$—	$—

As of December 31, 2020, the Company has available net operating loss carry forwards of approximately $8.0 million which begin to expire in 2036.

The Company assesses the recoverability of its net operating loss carry forwards and other deferred tax assets and records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. The Company continues to maintain the valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2020 the Company had a valuation allowance totaling $2,352,000 against its deferred tax assets due to insufficient positive evidence, primarily consisting of losses within the taxing jurisdictions that have tax attributes and deferred tax assets.

NOTE 10 – SEGMENT INFORMATION

Beginning in 2019, the Company operates in three segments: outdoor advertising, construction management services, and industrial waste management. Summary information by segment is as follows:

Summary balance sheet information by segment as of December 31, 2020 is as follows:

	Construction Services	Outdoor Advertising	Industrial Waste	Total
Cash	$2,220	$53,597	$101,313	$157,130
Escrowed Cash	-	-	77,208	77,208
Accounts receivable	-	34,995	-	34,995
Current Assets	2,220	88,592	178,521	269,333
Property Plant and Equipment	99,289	-	1,194,031	1,293,320
Right-of-Use Asset	-	-	1,094,314	1,094,314
Deposits and Other	93,155	-	6,344,005	6,437,160
Total assets	$194,664	$88,592	$8,810,871	$9,094,127

Accounts Payable and Accrued Expenses	1,403,274	276,414	1,160,809	2,840,497
Related Party Advances	615,432	-	-	615,432
Notes Payable	230,492	-	9,627,784	9,858,276
Convertible Debt	605,046	-	-	605,046
Right-of-Use Obligation	-	-	1,182,459	1,182,459
Total Liabilities	2,854,244	276,414	11,971,052	15,101,710

Net Stockholders' Deficit	$(2,659,580)	$(187,822)	$(3,160,181)	$(6,007,583)

Summary balance sheet information by segment as of December 31, 2019 is as follows:

	Contstruction Services	Outdoor Advertising	Industrial Waste	Total
Cash	$4,142	$42,749	$62,670	$109,561
Escrowed Cash	-	-	1,161,388	1,161,388
Prepaid Interest	-	-	450,909	450,909
Accounts receivable	12,790	20,668	-	33,458
Current Assets	16,932	63,417	1,674,967	1,755,316
Property Plant and Equipment	126,939	-	520,568
Righ of Use Asset	-	-	1,256,405	1,256,405
Deposits and Other	21,653	-	5,660,676	5,682,329
Total assets	$165,524	$63,417	$9,112,616	$9,341,557

Accounts Payable and Accrued Expenses	1,222,091	279,205	533,554	2,034,850
Related Party Advances	614,654	-	-	614,654
Notes Payable	200,000	-	8,703,438	8,903,438
Convertible Debt	605,824	-	-	605,824
Right of Use Obligation	-	-	1,324,953	1,324,953
Total Liabilities	2,642,569	279,205	10,561,945	13,483,719

Net Stockholders' Deficit	$(2,477,045)	$(215,788)	$(1,449,329)	$(4,142,162)

Summary Statement of Operations Information by segment for the year ended December 31, 2020 is as follows:

	Construction Services	Outdoor Advertising	Industrial Waste	Total

Net Revenues	$36,585	$252,443	$-	$289,028
Cost of Sales	22,240	16,568	-	38,808
Operating Expenses	$449,796	-	875,348	$1,325,144
Operating Loss	(434,375)	235,875	(875,348)	(1,073,848)
Other Expense	53,615	-	736,881	790,496
Net Loss	$(489,066)	$235,875	$(1,612,229)	$(1,865,420)

Summary Statement of Operations Information by segment for the year ended December 31, 2019 is as follows:

	Contstruction Services	Outdoor Advertising	Industrial Waste	Total
Net Revenues	$150,097	$150,636	$-	$300,733
Cost of Sales	161,268	53,628	-	214,896
Operating Expenses	472,274	-	828,995	1,301,269
Operating Loss	(483,445)	97,008	(828,995)	(1,215,432)
Other Expense	187,636	-	377,098	564,734
Net Loss	$(671,081)	$97,008	$(1,206,093)	$(1,780,166)

NOTE 11 – SUBSEQUENT EVENTS

On January 29, 2021, MedRecycler-RI, Inc., entered into an amendment to the Indenture of Trust with UMB Bank, extending the term of the two (2) bond’s representing bridge financing for the Rhode Island medical waste to energy project for a period of up to one year from the date of signing. The extension of the bonds shall accrue interest, including a capitalized extension fee of five (5%) percent, at twelve (12%) per annum. In addition, the Company has been issued an extension for the term of a secured convertible loan to Pyro SS, LLC, as reported in the Company’s Form 10Q for the quarter ended September 30, 2020, until July 28, 2021. The bonds are intended to be paid and extinguished from proceeds from permanent financing.

On August 28, 2020, the Company filed a corporate action with FINRA to effectuate a Reverse Stock Split of the Common Stock of the Company and a ratio of 1000:1 (the “Stock Split”). On February 17, 2021, the Board of Directors of the Company resolved to cancel such corporate action effective immediately. Pursuant to such Board Resolution, the Company contacted FINRA on February 17, 2021 to cancel the Stock Split corporate action, and on February 18, 2021 received confirmation that the corporate action has been cancelled with no action.

