Form 10-Q
period 2021-03-31
Sun Pacific Holding Corp.
filed 2021-05-17
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-51935

Sun Pacific Holding Corp

(Exact Name of Registrant as Specified in Its Charter)

Nevada	90-1119774
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

345 Highway 9 South Suite 388, Manalapan, NJ	07726
(Address of Principal Executive Office)	(Zip Code)

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

Yes [  ] No [X]

As of May 17, 2021, there were 974,728,678 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2021 AND DECEMBER 31, 2020

(unaudited)

	March 31,	December 31,
	2021	2020

ASSETS
Current Assets:
Cash and cash equivalents	$144,576	$157,130
Cash held in escrow	117,824	77,208
Accounts receivable, net	19,354	34,995
Prepaid expenses	-	70,624
Total current assets	281,754	339,957

Property and Equipment, Net	1,372,081	1,293,320
Right-of-use Asset	1,075,871	1,094,314
Deposits and Other Assets	6,569,946	6,366,536

Total assets	$9,299,652	$9,094,127

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$195,901	$188,485
Accounts payable, related party	151,512	106,512
Accrued compensation to officer	970,256	929,797
Accrued expenses	1,478,626	1,238,073
Accrued expenses, related party	102,969	95,591
Dividends payable, related party	22,038	22,038
Advances from related parties	615,432	615,432
Project financing obligation	260,000	260,000
Convertible notes payable	98,425	196,850
Convertible notes payable, related party	408,196	408,196
Note Payable	200,000	200,000
Lease liability, current portion	79,019	64,418
Total current liabilities	4,582,374	4,325,392
Long Term Liabilities:
Convertible notes	800,000	500,000
Notes payable, net of discounts	9,268,294	9,158,276
Lease liability, net of current portion	1,089,159	1,118,041
Total liabilities	15,739,827	15,101,709

Commitments and contingencies (see Note 7)

Stockholders’ Deficit:
Preferred stock $0.0001 par value, 20,000,000 million shares authorized:
Series A preferred stock: 12,000,000 shares designated; 12,000,000 shares issued and outstanding	1,200	1,200
Series B preferred stock: 1,000,000 shares designated; -0- shares issued and outstanding, respectively	-	-
Series C preferred stock: 500,000 shares designated; -0- and 275,000 shares issued and outstanding, respectively	-	-
Common stock $0.0001 par value, 1,000,000,000 shares authorized;974,953,335 and 966,726,357 shares issued and outstanding, respectively	97,495	96,672
Additional paid in capital	4,847,775	4,693,389
Accumulated deficit	(9,754,125)	(9,417,865)
Total deficit	(4,807,655)	(4,626,604)
Non-controlling interest in subsidiary	(1,632,520)	(1,380,978)
Total stockholders’ deficit	(6,440,175)	(6,007,582)

Total liabilities and stockholders’ deficit	$9,299,652	$9,094,127

The accompanying footnotes are an integral part of these consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021 AND 2019

(unaudited)

	March 31,
	2021	2020

Revenues	$29,110	$70,690
Cost of Revenues	3,262	18,280

Gross profit	25,848	52,410

Operating expenses:
Wages and compensation	40,458	56,368
Professional fees	237,838	111,402
Rent	112,549	10,345
General and administrative	48,942	143,455
Total operating expenses	439,787	321,570

Loss from operations	(413,939)	(269,160)

Other Expenses:
Interest expense	(173,863)	(107,610)
Total other expense	(173,863)	(107,610)

Net loss	$(587,802)	$(376,770)

Net loss attributable to non-controlling interest	251,542	147,336

Net loss attributable to common stockholders	$(336,260)	$(229,434)

Net Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	974,953,335	875,028,166

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(unaudited)

	Series A Preferred				Additional		Non-
	Stock		Common Stock		Paid In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Three Months Ended March 31, 2020
Balances at December 31, 2019	12,000,000	$1,200	725,982,137	$72,598	$4,717,462	$(8,342,437)	$(590,986)	$(4,142,163)
Issuance of common stock upon cashless exercise of warrants	-	-	240,744,220	24,074	(24,074)	-	-	-
Net loss	-	-	-	-	-	(229,434)	(147,336)	(376,770)
Balances at March 31, 2020	12,000,000	$1,200	966,726,357	$96,672	$4,693,388	$(8,571,871)	$(738,322)	$(4,518,933)

Three Months Ended March 31, 2021
Balances at December 31, 2020	12,000,000	$1,200	966,726,357	$96,672	$4,693,389	$(9,417,865)	$(1,380,978)	$(6,007,582)
Issuance of Previously subscribed common stock	-	-	300,000	30	(30)	-	-	-
Conversion of convertible debt	-	-	7,626,978.00	763	154,446	-	-	155,209
Cashless exercise of common stock warrants	-	-	300,000	30	(30)	-	-	-
Net loss	-	-	-	-	-	(336,260)	(251,542)	(587,802)
Balances at March 31, 2021	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(9,754,125)	$(1,632,520)	$(6,440,175)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(unaudited)

	2021	2020
Cash flows from Operating Activities:
Net loss	$(587,802)	$(376,770)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,769	8,720
Amortization of debt discount - interest expense	110,018	95,664
Changes in operating assets and liabilities:
Accounts receivable	15,641	8,855
Prepaid expenses and deposits	70,624	-
Accounts payable	7,416	(62,988)
Accounts payable, related party	45,000	14,972
Accrued compensation to officer	40,459	40,459
Accrued expenses	240,553	(169,846)
Accrued expenses, related party	64,162	8,751
Right-to-use asset and obligation	4,162	5,493
Net cash provided by (used in) operating activities	14,002	(426,690)

Cash flows from Investing Activities:
Purchase of property and equipment	(285,940)	(358,656)
Payment of deposits on equipment	-	(299,786)
Cash released from escrow	-	450,909
Net cash used in investing activities	(285,940)	(207,533)

Cash flows from Financing Activities:
Proceeds from the issuance of convertible debt	300,000	-
Net cash provided by financing activities	300,000	-

Net increase (decrease) in cash and restricted cash	28,062	(634,223)
Cash and restricted cash at beginning of year	234,338	1,270,949
Cash and restricted cash at end of year	$262,400	$636,726

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$368,474
Taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Note payable extension fee added to principal	$458,063	$436,250
Conversion of convertible debt and accrued interest	$155,209	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

Utilizing managements history in general contracting, coupled with our subject matter expertise and intellectual property (“IP”) knowledge of solar panels and other leading-edge technologies, Sun Pacific Holding (“the Company”) is focused on building a “Next Generation” green energy company. The Company offers competitively priced “Next Generation” solar panel and lighting products by working closely with design, engineering, integration and installation firms in order to deliver turnkey solar and other energy efficient solutions. We provide solar bus stops, solar trashcans and “street kiosks” that utilize our unique advertising offerings that provide State and local municipalities with costs efficient solutions, and we have started, through a partnership, with ownership terms to be defined upon securing financing, the opportunity to develop and build a solar farm in Durango Mexico.

Our green energy solutions can be customized to meet most enterprise and/or government mandated regulations and advanced system requirements. Our portfolio of products and services allow our clients to select a solution that enables them to establish a viable standard product offering that focuses on the goals of the client’s entire organization.

Currently, the Company has six (6) subsidiary holdings. Sun Pacific Power Corp., which was the initial company that specialized in solar, electrical and general construction. Bella Electric, LLC that in conjunction with the Company operates our electrical contracting work. Bella Electric, LLC is a Pennsylvania limited liability company. The Company also formed Sun Pacific Security Corp., a New Jersey corporation. Bella Electric, LLC and Sun Pacific Security Corp. have generally ceased operations, but we maintain the subsidiaries in case we find opportunities to relaunch our operations. The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on plumbing operations in the New Jersey and Pennsylvania areas. Currently the Company is exploring migrating National Mechanical Group Corp from plumbing operations to partnering on a Solar Farm project in Durango Mexico in which it will partner with Soluciones De Energia Diversificada Internacional, S.A.P.I. (“SEDI”), a subsidiary of Blissful Holdings, LLC. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” MedRecycler, LLC, is a wholly owned subsidiary duly formed in the state of Nevada. MedRecycler, LLC was created in 2018 to act as a holding company for potential waste to energy projects. MedRecycler, LLC, currently owns 51% of MedRecycler RI, Inc. a Rhode Island Corporation. MedRecycler RI, Inc. was created for the Medical Waste to Energy facility that the Company is attempting to finance and operate in West Warrick, Rhode Island. MedRecycler RI, Inc. is currently exploring permanent financing options to fund its operations that meet the underwriting requirements of various bond/debt investors and issuing authorities, which if put into place would require changes to MedRecycler RI, Inc.’s and or the Company’s organizational structure. The Company is exploring creative solutions that would meet the requirements of the various financing parties and still provide equivalent profit sharing arrangements between the parties that allow Sun Pacific to also undertake other projects as it focuses on the best organizational structure to allow it to fund and grow its green energy objectives.

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

Cash, and Cash Equivalents and Cash Held in Escrow

For purposes of the consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. As of March 31, 2021, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At March 31, 2020, none of the Company’s cash balances were in excess of federally insured limits. $117,824 of cash balances in excess of insured limits held in escrow at UMB Bank, NA under a project fund that the Company’s subsidiary, MedRecycler-RI, Inc. is drawing balances against for the development of its Medical Waste to Energy project in Rhode Island. Any and all withdrawals are strictly controlled by the lending institution and use of proceeds must be approved prior to release of funds.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts was $0 as of March 31, 2021 and December 31, 2020.

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

Property and equipment

Property and equipment are stated at cost. Additions and improvements that significantly add to the productive capacity or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over three to five years for vehicles and five to ten years for equipment. Leasehold improvements are amortized over the lesser of the estimated remaining useful life of the asset or the remaining lease term. Interest costs incurred that are directly related to the construction of long-term assets are capitalized during the construction period. During the three months ended March 31, 2021, the Company capitalized approximately $37,000 of interest. As of March 31, 2021 and December 31, 2020, approximately $37,000 and $207,000, respectively, is included in property plant and equipment.

Impairment of long-lived assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During the three months ended March 31, 202, the Company did not identify any such impairment losses.

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

Deposits

As of March 31, 2021, the Company has made deposits of approximately $5,100,000 pursuant to a purchase of equipment costing approximately $7,200,000. Interest costs determined to be directly related to the financing of the deposits as capitalized over the period when the equipment is being brought to its intended use. During the three months ended March 31, 2021, the Company capitalized interest costs of approximately $204,000. As of March 31, 2021 and December 31, 2020, approximately $1,435,000 and $1,232,000, respectively, is included in Deposits and other assets. The Company is currently expected to commence operations later in the fall of 2021 at MedRecycler-RI, Inc.’s West Warwick, Rhode Island facility, dependent upon regulatory approval and permanent financing, along with finalizing the assembly of the facility.

Revenue recognition

100% of the Company’s revenue for the three months ended March 31, 2021 and 2020, is recognized based on the Company’s satisfaction of distinct performance obligations identified generally at a point in time as defined by Topic 606, as amended. The Company’s advertising revenues are recognized in the period in which advertising space to customers is provided, which is generally on a monthly basis. Construction revenues generally are recognized upon completion of each contract.

	2021	2020
Outdoor Advertising Shelter Revenues	$29,110	$18,386
Contracting Service Revenues	-	52,304
	$29,110	$70,690

Advertising Costs

Advertising costs are expensed in the period incurred and totaled $5,120 and $6,995 for the three months ended March 31, 2021 and 2020, respectively.

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the Three months Ended March 31, 2021 and 2020, basic and diluted loss per share is the same as the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the three months Ended March 31, 2021 and 2020, the following potential shares have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive:

	2021	2020
Convertible Debt	4,613,554	450,877,009
Convertible Debt Subject to Forbearance	24,235,515	1,780,062,308
Warrants	1,320,030	1,620,030
	30,169,099	2,232,559,346

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2021 and 2020, the Company incurred losses from operations of $413,939 and $269,160, respectively. The Company had a working capital deficit of $4,300,620 as of March 31, 2021. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the additional capital to meet short and long-term operating requirements. Management is continuing to pursue external financing alternatives to improve the Company’s working capital position however additional financing may not be available upon acceptable terms, or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2021 and December 31, 2020:

	2021	2020
Furniture and equipment	$369,331	$353,181
Vehicles	67,240	67,240
Leasehold Improvements	1,173,229	1,106,849
Less: Accumulated Depreciation	(303,796)	(300,027)
Property and equipment, net	$1,372,081	$1,293,320

Depreciation expenses totaled $3,769 and $,720 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 5 - BORROWINGS

Convertible notes payable

On August 24, 2016, the Company issued two two-year unsecured convertible notes payable totaling $200,000 pursuant to a private placement memorandum. The notes matured on August 24, 2018 and have an annual interest rate of 12.5%. At the election of the holder, upon the occurrence of certain events, the notes can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In August 2018, the holders of the notes agreed to extend the maturity date of the notes to December 31, 2018, in exchange for warrants to acquire 600,000 shares of common stock for an exercise price of $0.31 per share, exercisable over three years. The Company estimated the fair value of the warrants, totaling $16,401, using the Black Scholes Method and recorded an additional discount against the note to be amortized over the extended term of the notes. $100,000 of the notes were exchanged in March of 2021. The remaining notes are carried at $98,425 with no remaining unamortized discount as of March 31, 2021 and December 31, 2020. The notes are currently in default and have not been converted.

On November 12, 2020, the Company issued a 6% Senior Secured Convertible Note in the principal amount of $500,000. The note accrues interest at an annual rate of 6%, matures on January 29, 2021 (“Maturity Date”), and automatically converts into 10% of the outstanding stock of MedRecycler-RI, Inc. upon the earlier of a) MedRecycler-RI, Inc. securing permanent financing for its Waste energy project and obtaining all required permits from the State of Rhode Island, or b) the Maturity Date with such maturity date being amended and extended until January 29, 2022. During the three months ended March 31, 2021, the Company issued $300,000 of additional notes under the same terms. The balance of the notes as of March 31, 2021 totaled $800,000.

Convertible notes payable, related party

On October 23, 2015, a total of $332,474 in advances from a related party was converted into two one-year unsecured convertible notes payable to Nicholas Campanella, Chief Executive Officer of the Company. The notes have an annual interest rate of 6% and are currently in default. At the election of the holder, the notes can be converted into common stock of the Company at a conversion price per share equal to 20% of the average bid price for the three consecutive business days prior to conversion. As of March 31, 2021 and December 31, 2020, the balances of the notes totaled $332,474.

On August 24, 2016, a total of $75,000 in advances from a related party was converted into a two-year unsecured convertible note payable to Nicholas Campanella, Chief Executive Officer of the Company, pursuant to a private placement memorandum. The note matures on August 24, 2018, has an annual interest rate of 12.5% and is due at maturity. At the election of the holder, upon the occurrence of certain events, the note can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with this note, the Company issued 75,000 shares of Series B preferred stock, as further described in Note 6. As of March 31, 2021 December 31, 2020, the balance of the notes was $75,000. The notes are carried at $76,500 as of March 31, 2021 and December 31, 2020, with no remaining unamortized discounts.

Accrued interest on the convertible notes, related party totaled $98,145 and $90,670 as of March 31, 2021 and December 31, 2020, respectively.

Project Financing Obligation

In June 2018, the Company received proceeds of $260,000 pursuant to a partnership agreement and related partnership contribution agreements with third party investors, pursuant which investors have agreed to provide financing for no less than (10) ten new bus shelters being installed annually. Each investment in the partnership grants the investor the right to preferential distributions of profits related to the Company’s contract with Rhode Island. The investors receive 100% of the profits from the Rhode Island contract to install 20 bus shelters until 100% of the initial investments are returned. Thereafter, the investors receive 20% of the remaining profits from Rhode Island contract. As of March 31, 2021 and December 31, 2020, no profits have been earned on the Rhode Island contract, no repayments have occurred, and the total amount of investments received totaling $260,00 is reflected on the accompanying consolidated balance sheet as a Project Financing Obligation.

Line of credit, related party

On October 23, 2015, the Company entered into a line of credit agreement with Nicholas Campanella, Chief Executive Office of the Company, for a total value of $250,000. The line of credit does not bear an interest rate and is payable on demand. As of March 31, 2021 and December 31, 2020, the balance of the debt to related party was $164,261.

Indenture of Trust

In January 2020, MedRecycler, LLC, a 51%-owned subsidiary of Sun Pacific Holding organized in the state of Rhode Island for the development of waste to energy projects in the state of Rhode Island. Currently, MedRecycler-RI, Inc. has entered into an Indenture of Trust in the amount of $6,025,000.00 as bridge financing for a project in West Warwick, Rhode Island. The proceeds from the indenture are held in escrow to be used to (i) to provide for the financing of certain waste to energy facility and related improvements (the “Improvements”); (ii) to provide for the financing or refinancing of certain equipment to be used in connection with the Improvements (the “Equipment” and together with the Improvements, the “Project”); (iii) to provide for the financing of capitalized interest; and (iv) to pay certain costs incurred in connection with the Project. The principal balance of the indenture accrues interest at an annual rate of 12%, payable semi-annually, and matures on January 29, 2020. The Company incurred debt issuance costs of $271,375, which were recorded as a discount against the indenture to be amortized into interest expense through the maturity of the indenture. On October 9, 2019, the Company entered into the First Amended Indenture of Trust (the “Amended Indenture”), with UMB Bank, N.A., a national banking association (“UMB”) increasing the principal under the original Indenture of Trust by two million seven hundred thousand dollars ($2,700,00.00). As a result, MedRecycler-RI, Inc. owes an aggregate of eight million seven hundred twenty-five thousand dollars ($8,725,000). As a condition to entry into the Amended Indenture all parties providing security interest, pledges, and guarantees pursuant to the Original Indenture of Trust signed on February 7, 2019, including the Company, agreed to extend such security interest, pledges, and guarantees pursuant to the terms of the Omnibus Amendment Agreement between the securing parties and UMB, as Trustee on October 9, 2019. In addition, the Trustee required that MedRecycler-RI, Inc. further agree to assign any and all contractual rights related to the equipment. During the three months ended March 31, 2021, the maturity dates of the notes that were originally extended to January 2021 were further extended until January 2022, with semi-annual interest payments due on July 29, 2021 and January 29, 2022. As consideration for the second extension, $458,063 was added to the principal balance of the notes and recorded as a debt discount to be amortized through the new maturity date. During the three months ended March 31, 2021 and 2020, the Company amortized $110,019 and $95,664, respectively, of the discounts. As of March 31, 2021 and December 31, 2020, respectively, the indenture is carried at $9,237,803 and $9,127,784, net of unamortized discounts of $381,510 and $33,446.

Note Payable

On June 21, 2019, the Company issued a six-month ten percent interest promissory note in the amount of $200,000. The note was funded July 8, 2019. Per the terms of the note, the Company agreed to issue to the lender was issued 2,000,000 shares of restricted common stock, with a fair value of $2,600 as an inducement. The balance of the note is $200,000 as of March 31, 2021 and December 31, 2020.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2021, the Company has designated 12,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Convertible Preferred Stock, and 500,000 shares of Series C Convertible Stock.

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

Series C Preferred Stock - In connection with the reverse merger, the Company issued 275,000 shares of Series C Preferred Stock. Holders of Series C Preferred Stock are not entitled to voting rights or preferential rights upon liquidation. Each share of Series C Preferred Stock shall pay an annual dividend in the amount of $0.125 per year, for a total of $0.25, over an eighteen (18) month term, from the date of issuance (the “Commencement Date”). Dividend payments shall be payable as follows: (i) dividend in the amount of $0.0625 per share of Series C Preferred Stock at the end of each of the third quarter and fourth quarter of the first twelve (12) months of the twenty-four (24) month period after the Commencement Date; and (ii) dividend in the amount of $0.03125 per share of Series C Preferred Stock at the end of each of the four quarters of the second twelve (12) months of the twenty-four (24) month period after the Commencement Date. The source of payment of the dividends will be derived from up to thirty-five percent (35%) of net revenues (“Net Revenues”) from the Street Furniture Division of the Corporation following the seventh (7th) month after the Commencement Date. To the extent the amount derived from the Net Revenues of the Street Furniture Division is insufficient to pay dividends of Series C Preferred Stock, if a sufficient amount is available, the next quarterly payment date the funds will first pay dividends of Series C Preferred Stock past due. At the conclusion of twenty-four months after the Commencement Date, and upon the payment of all dividends due and owing on said Series C Preferred Stock, the Series C Preferred Stock shall automatically be redeemed by the Corporation and returned to the Corporation for cancellation, as unissued, non-designated, preferred shares. The series C preferred stock were redeemed during the year ended December 31, 2018. As of March 31, 2021 and December 31, 2020, dividends payable of $22,038, are reflected as dividends payable on the accompanying consolidated balance sheets.

Warrants

There were 300,000 warrants exercised during the three months ended March 31, 2021 at an exercise price of $0.031 per share.

The following summarizes warrant information as of March 31, 2021:

Exercise Price	Number of Shares	Expiration Date
$0.031	320,030	August 24, 2021
$10.00	100,000	October 27,2027
$45.00	900,000	October 27,2027
	1,320,030

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment agreement

On December 20, 2014, the Company entered into a five-year employment agreement with Nicholas Campanella, Chief Executive Officer. Under the terms of the agreement, the Company is required to pay a base compensation of $180,000 annually, subject to increases in cost of living and performance bonuses as awarded by the Board of Directors. After 5 years, the agreement is automatically renewed for an additional two years unless terminated by either party. As part of the agreement Mr. Campanella opted to defer, with no interest, the receipt of compensation under the agreement until the Company has the funds to pay its obligation. In October 2017, the Company issued 12,000,000 shares of series A preferred stock and 1,250,000 shares of common stock to its chief executive officer in settlement of $107,307 of accrued salary. At March 31, 2021 and December 31, 2020, the Company had accrued compensation of $970,256 and $929,797, respectively, and recorded the related expenses in wages and compensation expense on the accompanying condensed consolidated statements of operations.

Lease agreement

During March 2017, the Company entered into a five-year lease agreement. Under the terms of the agreement, the Company is obligated to pay monthly rent payments starting at $3,556 and escalating over the life of the lease. The Company terminated the lease agreement in June of 2020.

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

The following is a schedule showing the future minimum lease payments under leases for the next five years and the present value of the minimum lease payments as of March 31, 2021.

Years Ending December 31,
2021 (Remainder)	$153,301
2022	209,512
2023	215,797
2024	167,516
2025	172,541
Thereafter	835,486
Total minimum lease payments	1,754,154
Less: Amount representing interest	(585,976)
Present value of minimum lease payments	$1,168,178

For the three months ended March 31, 2021 and 2020, lease expense was $112,549 and $10,345, respectively inclusive of short-term leases.

The related lease balance included in the condensed consolidated balance sheet as of March 31, 2021 were as follows:

Assets:

Operating lease right-of use asset	$1,075,866

Liabilities:

Lease liability – current portion	$79,019

Lease liability – long-term portion	1,089,159

Total operating lease liabilities	$1,168,178

Profit Participation Agreement - HCL

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

Legal Matters

On May 28, 2019, a former President Director of the Company, filed suit against the Company in Superior Court of New Jersey, Monmouth County, Law Division alleging breach of contract and has demanded $450,000 in lost wages. The matter is currently pending in the New Jersey Superior Court.

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

Currently, the Company besides the legal matter discussed above is not involved in any other pending or threatened material litigation or other material legal proceedings, nor have we been made aware of any pending or threatened regulatory audits.

NOTE 8 - RELATED PARTY TRANSACTIONS

Certain affiliates have made non-interest-bearing advances. The balances of these advances, which are due on demand and include the Advances from Related Parties noted in Note 5, totaled $615,432 as of March 31, 2021 and December 31, 2020. Included in accounts payable related parties as of March 31, 2021 December 31, 2020, are expenses incurred with these affiliates totaling $76,512 and $76,512, respectively.

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

In order to secure financing for the MedRecycler-RI, Inc. West Warrick, Rhode Island waste to energy facility, Mr. Campanella agreed that upon initial financing of the project, he shall pledge substantially all of his holdings in the Company, assign his pledges in MedRecycler, LLC, and certain properties held by Mr. Campanella, personally, in order to collateralize the debt obligations. As consideration for his inducement, the Board of Directors has deemed it fair consideration to issue Mr. Campanella 39,000 shares of MedRecycler-RI, Inc. In addition, MedRecycler-RI, Inc. had engaged the services of Marmac Corporate Advisors, LLC and Eilers Law Group, P.A. to oversee, negotiate and to facilitate the initial financing and capital structure of MedRecycler-RI, Inc. As neither party has received compensation for their services for the Company or MedRecycler-RI, Inc. since August of 2018 thru January of 2019, the Board of Directors, in January 2019, deemed it fair consideration to issue Marmac Corporate Advisors, LLC and Eilers Law Group, P.A. 8,000 and 2,000 shares of MedRecycler-RI, Inc., respectively. As a result, the Company shall maintain 51% of the ownership of MedRecycler-RI, Inc. through its MedRecycler, LLC holdings. During the year ended December 31, 2020, the Company paid Mr. Campanella $165,000 of fees for overseeing the project. The Company also agreed to pay consulting fees to Marmac Corporate Advisors, LLC in the amount of $15,000 a month effective February 1, 2019 for one year totaling $165,000 and $15,000 a month thereafter.

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

NOTE 9 – SEGMENT INFORMATION

The Company operates in three segments: outdoor advertising, construction management services, and industrial waste management. Summary information by segment is as follows:

Summary balance sheet information by segment as of March 31, 2021 is as follows:

	Construction Services	Outdoor Advertising	Industrial Waste	Total
Cash	$1,930	$54,450	$88,196	$144,576
Escrowed Cash	-	-	117,824	117,824
Accounts receivable	-	19,354	-	19,354

Current Assets	1,930	73,804	206,020	281,754
Property Plant and Equipment	95,520	-	1,276,561	1,372,081
Right-of-Use Asset	-	-	1,075,871	1,075,871

Deposits and Other	22,531	-	6,547,415	6,569,946
Total assets	$119,981	$73,804	$9,105,867	$9,299,652

Accounts Payable and Accrued Expenses	1,402,018	276,494	1,502,790	3,181,302
Related Party Advances	615,432	-	-	615,432
Notes Payable	230,492	-	10,037,802	10,268,294
Convertible Debt	506,621	-	-	506,621
Right-of-Use Obligation	-	-	1,168,178	1,168,178
Total Liabilities	2,754,563	276,494	12,708,770	15,739,827

Net Stockholders’ Deficit	$(2,634,582)	$(202,690)	$(3,602,903)	$(6,440,175)

Summary Statement of Operations Information by segment for the three months ended March 31, 2021 is as follows:

	Construction Services	Outdoor Advertising	Industrial Waste	Total

Net Revenues	$-	$29,110	$-	$29,110
Cost of Sales	-	3,262	-	3,262
Operating Expenses	82,323	-	357,464	439,787
Operating Income (Loss)	(82,323)	25,848	(357,464)	(413,939)
Other Expense	17,976	-	155,887	173,863
Net (Loss)	$(100.299)	$25,848	$(513,351)	$(587,802)

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

Organizational Overview

Utilizing managements history in general contracting, coupled with our subject matter expertise and intellectual property (“IP”) knowledge of solar panels and other leading-edge technologies, Sun Pacific Holding (“the Company”) is focused on building a “Next Generation” green energy company. The Company offers competitively priced “Next Generation” solar panel and lighting products by working closely with design, engineering, integration and installation firms in order to deliver turnkey solar and other energy efficient solutions. We provide solar bus stops, solar trashcans and “street kiosks” that utilize our unique advertising offerings that provide State and local municipalities with costs efficient solutions, and we have started, through a partnership, with ownership terms to be defined upon securing financing, the opportunity to develop and build a solar farm in Durango Mexico.

Our green energy solutions can be customized to meet most enterprise and/or government mandated regulations and advanced system requirements. Our portfolio of products and services allow our clients to select a solution that enables them to establish a viable standard product offering that focuses on the goals of the client’s entire organization.

Currently, the Company has six (6) subsidiary holdings. Sun Pacific Power Corp., which was the initial company that specialized in solar, electrical and general construction. Bella Electric, LLC that in conjunction with the Company operates our electrical contracting work. Bella Electric, LLC is a Pennsylvania limited liability company. The Company also formed Sun Pacific Security Corp., a New Jersey corporation. Bella Electric, LLC and Sun Pacific Security Corp. have generally ceased operations, but we maintain the subsidiaries in case we find opportunities to relaunch our operations. The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on plumbing operations in the New Jersey and Pennsylvania areas. Currently the Company is exploring migrating National Mechanical Group Corp from plumbing operations to partnering on a Solar Farm project in Durango Mexico in which it will partner with Soluciones De Energia Diversificada Internacional, S.A.P.I. (“SEDI”), a subsidiary of Blissful Holdings, LLC. The Durango project’s proposed EPC has secured a pending bank guarantee of approximately $40 million USD towards the projects financier’s funding requirements. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” MedRecycler, LLC, is a wholly owned subsidiary duly formed in the state of Nevada. MedRecycler, LLC was created in 2018 to act as a holding company for potential waste to energy projects. MedRecycler, LLC, currently owns 51% of MedRecycler RI, Inc. a Rhode Island Corporation. MedRecycler RI, Inc. was created for the Medical Waste to Energy facility that the Company is attempting to finance and operate in West Warrick, Rhode Island. MedRecycler RI, Inc. is currently exploring permanent financing options to fund its operations that meet the underwriting requirements of various bond/debt investors and issuing authorities, which if put into place would require changes to MedRecycler RI, Inc.’s and or the Company’s organizational structure. The Company is exploring creative solutions that would meet the requirements of the various financing parties and still provide equivalent profit sharing arrangements between the parties that allow Sun Pacific to also undertake other projects as it focuses on the best organizational structure to allow it to fund and grow its green energy objectives.

MedRecycler, LLC, a wholly owned subsidiary of Sun Pacific Holding Company currently holds fifty one percent (51%) of MedRecycler-RI, Inc., a corporation formed in the state of Rhode Island for the development of waste to energy projects in the state of Rhode Island. Currently, MedRecycler-RI, Inc. has entered into an Indenture of Trust in the amount of $6,025,000.00 as bridge financing for a project in West Warwick, Rhode Island (the “Rhode Island Project”). This was extended and amended to include an additional $2,700,000.00 as the approval process of permanent bond financing has been delay in the state of Rhode Island and again amended and extended with the addition of $500,000 in additional convertible debt being added by a new senior secured lender with such $500,000 in debt converting into equity in the project upon the completion of permanent financing that is further being augmented with the ability of the $500,000 in senior convertible debt expanding up to $2,000,000 with the conversion of up to 40% equity in MedRecycler RI, Inc. The original plan was for a facility in Johnston, Rhode Island, but through our negotiations, determined that the West Warwick location was more suitable. The Indenture of Trust has been secured by all equity holdings in MedRecycler-RI, Inc., all personal holdings of equity in the Company held by Nick Campanella, our CEO and member of the Board of Directors. Mr. Campanella has further pledged personal property located in Manalapan in excess of $1,000,000. Payment for the Indenture of Trust is further guaranteed by the Company and Street Smart Outdoor Corp. Currently, MedRecycler-RI, Inc. has entered into a lease agreement in West Warwick, Rhode Island, has taken preliminary steps to order the equipment, and is beginning to engage specialists and staff for building out the Rhode Island Project. In order to secure actual operations of the Rhode Island Project, we estimate that MedRecycler-RI, Inc. must still secure enough long term financing that will extinguish its short-term debt and fund the permanent financing of its operations. MedRecycler-RI, Inc. is currently negotiating with the state of Rhode Island and potential bond financiers that have committed to providing the long-term financing for the Rhode Island Project. Although we anticipate, assuming the long-term financing is secured, the Rhode Island Project may be fully operational as early as the fourth quarter of 2021, but, at this time, that schedule could slip as a result of delays in closing on the long-term financing and other regulatory requirements. All initial operational earnings will be earmarked for interest, principal repayment, and the fulfillment of other covenants of the long-term financing until all reserves have been met. As we have not finalized long term financing, we can make no statement regarding the long term success of the Rhode Island Project, though, even in a best case scenario, the Rhode Island Project may not be cash flow positive until fully operational and proceeds fulfill covenants under the terms of the yet to be finalized debt financing. Through MedRecycler, LLC, the Company currently owns fifty-one percent (51%) of MedRecycler-RI, Inc., which was pledged by the Company to Mr. Campanella pursuant to a forbearance agreement related to debts owed to Mr. Campanella. The remaining forty nine percent (49%) of MedRecycler-RI, Inc. is held by Nicholas Campanella, personally, Marmac Corporate Advisors, LLC, and Eilers Law Group, P.A., holding thirty nine percent (39%), eight percent (8%), two percent (2%), respectfully. With the new senior secured convertible debt as issued these ownership percentages may change. One hundred percent (100%) of the ownership of MedRecycler-RI, Inc. has been pledged to bridge financing, including any pledge rights held by Mr. Campanella in MedRecycler, LLC. MedRecycler RI, Inc. is currently moving through the permit process for the facility and will then start the closing process of its permanent financing to fund its operations that will need to meet the underwriting requirements of various bond/debt investors and issuing authorities. These requirements would require changes to MedRecycler RI, Inc.’s and or the Company’s organizational ownership structure. It has been made clear by the Rhode Island authorities approving long term bond facilities for the MedRecycler-RI, Inc. project, that the Company cannot have an ownership interest given its poor creditworthiness and insolvency. The approving authority has expressed a desire to sever all economic interest in the Rhode Island Project from the Company. The Company has proposed and received initial approval, whereby in exchange for releasing all guarantees and other security interests of the Company and its subsidiaries, and forgoing direct ownership in MedRecycler-RI, Inc., the Company shall receive an economic interest equal to a percentage of profits derived from MedRecycler-RI, Inc. and as calculated by the equity ownership as determined by the respective parties upon the closing of its permanent financing. This will free collateral and cashflow for the development of new projects of the Company and its subsidiaries, while also removing the debt of MedRecycler-RI, Inc. from the balance sheet of the Company. At the same time, once MedRecycler-RI, Inc. becomes profitable, and has met all requirements of long term financing related to reserve allocations and profit thresholds, the Company should receive a recurring income from the MedRecycler-RI, Inc. without the limitations on its assets and additional overhead costs related to maintaining the subsidiary and financial reporting. Any final agreement will be subject to final approval of the Rhode Island authority, who has provided tentative approval of the economic interest structure. Rhode Island Project, while also balancing the requirements of those parties approving permanent financing.

On September 19, 2019, the United States Patent and Trademark Office published patent US 2019 288 139 A1 for the Frame-Less Encapsulated Photo-Voltaic (PV) Solar Power Panel Supporting Solar Cell Modules Encapsulated Within Optically-Transparent Epoxy-Resin Material Coating a Phenolic Resin Support Sheet issued to National Mechanical Group Corp. Originally designed for application in the solar bus shelters operated by Street Smart Outdoor Corp, as a glassless solar panel, the Company has developed a patent protected product and process for creating solar panels that can be integrated directly into the design of products as a molded, weather resistant plastic. The Company has began testing and development work with various laboratories for the necessary approvals and certifications of it product and continues the development process to either produce, manufacturing or licensing this technology in the future.

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

Going Concern

The Company has an accumulated deficit of $9,754,125 and a working capital deficit of 4,300,620 as of March 31, 2021. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Recently, disgruntled shareholders have filed a derivative suit which has been dismissed against the Company, but such actions could complicate our ability to secure financing. These threated and ongoing legal actions could require the Company to provide additional security or to seek alternative means of financing the project altogether that could necessitate a change in the capital structure of the Subsidiary to allow for the placement of permanent financing. Although the Company has sought alternative means of securing permanent financing, due to the financial condition of the Company, we were unable to overcome the lack of creditworthiness as a major factor contributing to the failure to secure permanent financing. The consequences of these threats and ongoing suits could negatively affect the outcome of the Company, including, but not limited to, potential foreclosure by the bridge financier, which could result in the total loss of the project for the Company and a change in control of the Company. As the financier is not likely willing to operate and maintain an insolvent public company, such foreclosure could result in a bankruptcy and/or total restructuring of the Company. In addition, defending any legal action could add additional financial risk to the Company that could result if its bankruptcy and/or total restructuring.

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

Results of Operations

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020.

Revenues: Revenues decreased by $41,580 from $70,690 for the three months ended March 31, 2021 to $29,110 for the three months ended March 31, 2020 as a result of lesser advertising revenues and reduce General Contracting services as the Company migrates away from General Contracting services and towards the development of Green Energy Projects including the sale of Solar powered shelters and other energy related projects that derive income from advertising sources. Advertising revenue declined as a result of a transition to commissioned advertising sales personnel during the quarter. The Company has entered into revenue sharing agreements with the City of Tallahassee, the State of Rhode Island Transportation Authority, and the State of New Jersey, along with others to provide and manage up to approximately 1,000 marketing faces and other related products for a period of up to Ten (10) years that may include providing WiFi Signal Boosters and Advertising in conjunction with the shelters and other related other outdoor related products. Depending upon the timing of installation and advertising revenue generated per shelter and or other advertising-based product, the Company’s Revenue may increase materially from this green energy offering. The Company has recently raised capital to build and deploy up to 20 bus shelters in Rhode Island as part of an income sharing arrangement with an investment group. The Company has recently had 20 bus shelters delivered and is in the process of deploying the bus shelters into the marketplace. The Company is currently in discussion with the State of Rhode Island on the specific details related to those bus shelters. The State of Rhode Island is also exploring options of purchasing those bus shelters from the Company. The Company is also presently in the process of adding up to 60 bus benches in the City of Tallahassee and has engaged two new commissioned sales individuals to assist the company in increasing its advertising revenues in the City of Tallahassee marketplace, along with adding improved sales advertising capabilities in an effort to improve advertising utilization. The Company’s current Waste to Energy and Durango Solar Farm Project may or may not impact future revenues depending upon the capital structure and other conditions that will be required of the Company by its financing partners and or other regulatory authorities upon closing of its permanent financing for those projects. These items along with other revenue generating opportunities that is under review by the Company may cause dramatic shifts in the Company’s comparative revenue profile of the products and services that the Company provides in the future.

Cost of revenues: Cost of revenues decreased by $15,018 from $18,280 for the three months ended March 31, 2020 to $3,262 for the three months ended March 31, 2021. The lower cost of revenues was materially due to lower direct costs in General Contracting services as the Company completes its remaining projects under contract and lesser amounts of advertising revenues. Costs of revenues may shift dramatically depending upon how the Company’s comparative revenue profile of the products and services shift in the future.

Operating Expenses: Operating expenses increased by $118,217 from $321,570 for the three months ended March 31, 2020 to $439,787 for the three months ended March 31, 2021 due materially to greater professional fees and higher rents slightly offset by decreases in wages and other general and administrative that were associated with project development costs for the Company’s Medical Waste to Energy initiative and other development projects associated with green energy development initiatives that the Company is currently exploring. The Company’s Operating Expenses may vary quarter to quarter as a result in upfront development costs for permits, engineering reviews, and other costs associated with the Company’s new development projects related to its Medical Waste to Energy project as well as other projects that it is currently reviewing.

Other Expenses: Other Expenses, consisting of interest, increased by $66,253 from $107,610 for the three months ended March 31, 2020 to $173,863 for the three months ended March 31, 2021 as a result of greater interest expense.

Net Loss: As a result of the above, including the exclusion of $251,542 in non-controlling interest in the three months ended March 31, 2021, the Net Loss increased by $106,826 from $229,434 for the three months ended March 31, 2020 to $336,260 for the three months ended March 31, 2021.

Continuing Operations, Liquidity and Capital Resources

As of March 31, 2021, we had a working capital deficit of approximately $4,300,620 We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

During the three months ended March 31, 2021, we used 14,002 of cash in operating activities driven materially from our operating loss offset by non-cash expenses. During the three months ended March 31, 2020, we used $426,690 in operating activities driven materially from our operating loss offset by non-cash expenses.

During the three months ended March 31, 2021, we used $285,940 for the buildout of the new facility. During the three months ended March 31, 2020, we used $658,442 for the buildout of the new facility, including equipment deposits and capitalized interest, and $450,909 was released from escrow to pay accrued interest.

During the three months ended March 31, 2021, we received approximately $300,000 from financing proceeds driven materially from the proceeds of the issuance of convertible debt. During the three months ended March 31, 2021 and March 31, 2020, respectively, we received approximately $458,063 and $436,250 from financing proceeds driven materially from the extension fee added to the principal proceeds of the bridge financing for the Waste to Energy project.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and (c) that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting principally due to the following:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 28, 2019, William Singer, our former President and a former Director, filed suit against the Company in Superior Court of New Jersey, Monmouth County, Law Division. Mr. Singer alleges breach of contract and has demanded $450,000.00 in lost wages. The matter is currently pending in Superior Court.

On November 14, 2019 a suit was filed against the Company by shareholders James J. Loures, Jr. and Justin Derkack requesting that the Company reverse the underlying transactions related to the MedRecycler-RI, Inc. project such that 100% of the revenues and profits generated from the project remain with the Company. The matter has been settled.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On or about March 11, 2021, we issued 7,626,978 shares of common stock to one entity pursuant to a conversion of a convertible note, with a conversion price of $0.02035 per share of common stock.

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

Sun Pacific Holding Corp.

Date: May 17, 2021	By:	/s/ Nicholas Campanella
Nicholas Campanella
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)