Form 10-Q
period 2021-06-30
Sun Pacific Holding Corp.
filed 2021-08-23
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 16, 2021 there were 974,728,678 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2021 AND DECEMBER 31, 2020

(unaudited)

	June 30,	December 31,
	2021	2020

ASSETS
Current Assets:
Cash and cash equivalents	$74,776	$55,817
Accounts receivable, net of allowance for uncollectable accounts of $0 and $22,835, respectively	35,563	34,995
Current assets held for disposal	-	178,521
Total current assets	110,339	269,333

Property and Equipment, Net	91,751	99,289
Deposits and Other Assets	22,531	22,531
Non-current assets held for disposal	-	8,702,974

Total assets	$224,621	$9,094,127

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$67,812	$93,182
Accounts payable, related party	106,512	106,512
Accrued compensation to officer	1,010,714	929,797
Accrued expenses	130,457	172,567
Accrued expenses, related party	110,347	95,591
Dividends payable, related party	22,038	22,038
Advances from related parties	615,432	615,432
Project financing obligation	260,000	260,000
Convertible notes payable	98,425	196,850
Convertible notes payable, related party	408,196	408,196
Notes Payable, net of discounts	200,000	200,000
Current liabilities held for disposal	-	1,160,809
Total current liabilities	3,029,933	4,260,974
Long Term Liabilities:
Convertible note	-
Notes payable, net of discounts	66,397	30,492
Lease liability, net of current portion	-	-
Long -term liabilites held for disposal	-	10,810,243
Total liabilities	3,096,330	15,101,709

Commitments and contingencies (see Note 7)

Stockholders’ Deficit:
Preferred stock $0.0001 par value, 20,000,000 million shares authorized: Series A preferred stock: 12,000,000 shares designated; 12,000,000 shares issued and outstanding	1,200	1,200
Series B preferred stock: 1,000,000 shares designated; -0- shares issued and outstanding, respectively	-	-
Series C preferred stock: 500,000 shares designated; -0- and 275,000 shares issued and outstanding, respectively	-	-
Common stock $0.0001 par value, 1,000,000,000 shares authorized; 966,726,357 and 725,982,137 shares issued and outstanding, respectively	97,495	96,672
Additional paid in capital	4,847,775	4,693,389
Accumulated deficit	(7,818,179)	(9,417,865)
Total deficit	(2,871,709)	(4,626,604)
Non-controlling interst in subsidiary	-	(1,380,978)
Total stockholders’ deficit	(2,871,709)	(6,007,582)

Total liabilities and stockholders’ deficit	$224,621	$9,094,127

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2019

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$72,861	$96,091	$101,971	$166,781
Cost of Revenues	7,351	4,860	10,613	23,140

Gross profit	65,510	91,231	91,358	143,641

Operating expenses:
Wages and compensation	40,459	55,504	80,917	111,872
Professional fees	9,529	22,834	16,048	32,466
Rent	-	-	-	-
General and administrative	38,511	10,582	73,857	127,316
Total operating expenses	88,499	88,920	170,822	271,654

Loss from continung operations operations	(22,989)	2,311	(79,464)	(128,013)

Other Expenses:
Interest expense	(15,454)	(91,270)	(33,430)	(37,031)
Total other expense	(15,454)	(91,270)	(33,430)	(37,031)

Net loss from continuing operations before income tax benefit	(38,443)	(88,959)	(112,894)	(165,044)

Income tax benefit - continuing operations	956,913	-	820,721	-

Net income (loss) from continuing operations	918,470	(88,959)	707,827	(165,044)

Income (loss) from discontinued operations before income taxes	3,606,909	(467,222)	3,093,558	(767,907)

Income tax expense - discontinued operations	(956,913)	-	(820,721)	-

Income (loss) from discontinued operations	2,649,996	(467,222)	2,272,837	(767,907)

Net income (loss)	$3,568,466	$(556,181)	$2,980,664	$(932,951)

Net loss (income) attributable to non-controlling interst	(1,632,520)	228,938	(1,380,978)	376,274

Net income (loss) attributable to common stockholders	$1,935,946	$(327,243)	$1,599,686	$(556,677)

Net Loss Per Common Share - Basic	$0.00	$(0.00)	$0.00	$(0.00)

Weighted Average Shares Outstanding - Basic	974,953,335	966,726,357	973,418,836	920,877,262

Net Loss Per Common Share - Diluted	$0.00	$1.00	$0.00	$1.00

Weighted Average Shares Outstanding - Diluted	1,065,158,373	966,726,357	1,063,623,874	920,877,262

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP .

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(unaudited)

	Series A				Additional		Non-
	Preferred Stock		Common Stock		Paid In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Six Months Ended June 30, 2020
Balances at December 31, 2019	12,000,000	$1,200	725,982,137	$72,598	$4,717,462	$(8,342,437)	$(590,986)	$(4,142,163)
Issuance of common stock upon cashless exercise of warrants	-	-	240,744,220	24,074	(24,074)	-	-	-
Net loss	-	-	-	-	-	(229,434)	(147,336)	(376,770)
Balances at March 31, 2020	12,000,000	1,200	966,726,357	96,672	4,693,388	(8,571,871)	(738,322)	(4,518,933)
Net loss	-	-	-	-	-	(327,343)	(228,938)	(556,181)
Balances at June 30, 2020	$12,000,000	$1,200	$966,726,357	$96,672	$4,693,388	$(8,899,214)	$(967,260)	$(5,075,214)

Six Months Ended June 30, 2021
Balances at December 31, 2020	12,000,000	$1,200	966,726,357	$96,672	$4,693,389	$(9,417,865)	$(1,380,978)	$(6,007,582)
Issuance of Previously subscribed common stock	-	-	300,000	30	(30)	-	-	-
Conversion of convertible debt	-	-	7,626,978	763	154,446	-	-	155,209
Cashless exercise of common stock warrants	-	-	300,000	30	(30)	-	-	-
Net loss	-	-	-	-	-	(336,260)	(251,542)	(587,802)
Balances at March 31, 2021	12,000,000	1,200	974,953,335	97,495	4,847,775	(9,754,125)	(1,632,520)	(6,440,175)
Net income	-	-	-	-	-	1,935,946	1,632,520	3,568,466
Balances at June 30, 2021	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(7,818,179)	$-	$(2,871,709)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(unaudited)

	2021	2020
Cash flows from Operating Activities:
Net income (loss)	$2,980,664	$(932,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,538	17,315
Amortization of debt discount - interest expense	-	234,919
Gain on deconsolidation	(3,861,861)	-
Effect of discontinued operations on cash from operations	272,304	9,835
Changes in operating assets and liabilities:
Accounts receivable	(568)	7,527
Prepaid expenses and deposits	-	-
Accounts payable	(25,370)	(34,026)
Accounts payable, related party	-	14,972
Accrued compensation to officer	80,917	80,917
Accrued expenses	14,674	115,376
Accrued expenses, related party	14,756	15,959
Net cash used in operating activities	(516,946)	(470,157)

Cash flows from Investing Activities (Discontinued Operations):
Purchase of property and equipment	-	(500,792)
Payment of deposits on equipment	-	(488,461)
Cash released from escrow	-	450,909
Net cash used in investing activities	-	(538,344)

Cash flows from Financing Activities:
Proceeds from payroll protection loan	35,905	-
Proceeds from the issuance of convertible debt	500,000	-
Net cash provided by financing activities	535,905	-

Net decrease in cash and restricted cash	18,959	(1,008,501)
Cash and restricted cash at beginning of period	55,817	1,270,949
Cash and restricted cash at end of period	$74,776	$262,448

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$450,909
Taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Note payable extension fee added to principal	$458,063	$436,250
Issuance of common stock upon conversion of convertible debt and accrued interest	$155,209	$-
Right-of-use asset and operating lease liability	$-	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

Currently, the Company has five (5) subsidiary holdings. Sun Pacific Power Corp., which was the initial company that specialized in solar, electrical and general construction. Bella Electric, LLC that in conjunction with the Company operates our electrical contracting work. Bella Electric, LLC is a Pennsylvania limited liability company. The Company also formed Sun Pacific Security Corp., a New Jersey corporation. Bella Electric, LLC and Sun Pacific Security Corp. have generally ceased operations, but we maintain the subsidiaries in case we find opportunities to relaunch our operations. The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on plumbing operations in the New Jersey and Pennsylvania areas. Currently the Company is exploring migrating National Mechanical Group Corp from plumbing operations to partnering on a Solar Farm project in Durango Mexico in which it will partner with Soluciones De Energia Diversificada Internacional, S.A.P.I. (“SEDI”), a subsidiary of Blissful Holdings, LLC. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” MedRecycler, LLC, is a wholly owned subsidiary duly formed in the state of Nevada. MedRecycler, LLC was created in 2018 to act as a holding company for potential waste to energy projects. On May 28, 2021, MedRecycler, LLC, exchanged its 51% interest in MedRecycler RI, Inc. a Rhode Island Corporation for a profit participation agreement with MedRecycler RI, Inc. MedRecycler RI, Inc. was created for the Medical Waste to Energy facility that the Company was attempting to finance and operate in West Warrick, Rhode Island. The Company no longer consolidates MedRecycler RI, Inc. as of May 28, 2021.

As of today, the Company’s principal source of revenues is derived from Street Smart Outdoor Corp. operations in the outdoor advertising business with contracts in place in Rhode Island and Tallahassee, Florida, along with some other minor contracting work that we are currently reviewing to determine if we shall continue pursuing in the future.

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

Discontinued Operations

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-10. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations.

The Company disposed of a component of its business pursuant to a Net Profit Participation Agreement dated May 28, 2021, resulting in the Company no longer controlling the subsidiary, which met the definition of a discontinued operation. Accordingly, the operating results of the business disposed are reported as income (loss) from discontinued operations in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2021, and 2020, and its assets and liabilities are categorized as held for disposal on the condensed consolidated balance sheet as of December31, 2021. The following summarize assets and liabilities held for disposal on the accompanying condensed consolidated balance sheets and statements of operations:

	June 30,	December 31,
	2021	2020
Carrying amounts of current assets held or disposal:
Cash	$-	$101,313
Cash held in escrow	-	77,208
Total current assets held for disposal	$-	$178,521

	June 30,	December 31,
	2021	2020
Carrying non-current assets held or disposal:
Property and Equipment, Net	$-	$1,194,031
Right-of-Use Asset	-	1,094,314
Deposits and Other Assets	-	6,414,629
Total non-current assets held for disposal	$-	$8,702,974

	June 30,	December 31,
	2021	2020
Carrying amounts of current liabiities held or disposal:
Accounts payable amd accrued expenses	$-	$1,160,809
Total current liabilities held for disposal	$-	$1,160,809

	June 30,	December 31,
	2021	2020
Carrying non-current liabilities held or disposal:
Notes payable	$-	$9,627,784
Right-of-Use Obligation	-	1,182,459
Total non-current liabilities held for disposal	$-	$10,810,243

	2021	2020
Three Months Ended June 30,
Operating Expenses	$(125,749)	$(305,373)
Interest expenses	(129,203)	(161,849)
Gain on deconsolidation	3,861,861	-
Net Income (loss) from discontinued operations	$3,606,909	$(467,222)

	June 30,	June 30,
	2021	2020
Six Months Ended June 30,
Operating Expenses	$(483,213)	$(516,964)
Interest expenses	(285,090)	(250,943)
Gain on deconsolidation	3,861,861	-
Net Income (loss) from discontinued operations	$3,093,558	$(767,907)

Cash, and Cash Equivalents and Cash Held in Escrow

For purposes of the consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. As of June 30, 2021, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At June 30, 2020, none of the Company’s cash balances were in excess of federally insured limits.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts was $0 as of June 30, 2021 and December 31, 2020.

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

Impairment of long-lived assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During the six months ended June 30, 202, the Company did not identify any such impairment losses.

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

The incremental tax effects of income from discontinued operations, loss from continued operations, are recognized in the period in which the pretax amounts are recognized. In accordance with ASC 740-20-45, the tax benefit of pretax loss from continuing operations considers income from discontinued operations in determining the amount of tax benefit that results from a loss from continuing operations and that shall be allocated to continuing operations.

Revenue recognition

100% of the Company’s revenue for the six months ended June 30, 2021 and 2020, is recognized based on the Company’s satisfaction of distinct performance obligations identified generally at a point in time as defined by Topic 606, as amended. The Company’s advertising revenues are recognized in the period in which advertising space to customers is provided, which is generally on a monthly basis. Construction revenues generally are recognized upon completion of each contract.

	2021	2020
Outdoor Advertising Shelter Revenues	$101,971	$130,253
Contracting Service Revenues	-	36,528
	$101,971	$166,781

Advertising Costs

Advertising costs are expensed in the period incurred and totaled $7,362 and $48,447 for the six months ended June 30, 2021 and 2020, respectively.

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the three and six months ended June 30, 2020, basic and diluted loss per share is the same as the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the six months ended June 30, 2021 and 2020, the following potential shares have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive:

	2021	2020
Convertible Debt	-	258,586,584
Convertible Debt Subject to Forbearance	-	545,640,919
Warrants	1,000,000	1,620,030
	1,000,000	805,847,532

The following summarizes the calculation of diluted income and weighted average shares outstanding for the three and six months ended June 30, 2021:

	Net Income	Weighted Average Shares Outstanding
Three months ended June 30, 2021
Basic	$1,935,946	974,953,335
Convertible Debt	10,454	90,205,038
Warrants	27,962	-
Diluted	$1,946,400	1,065,158,373

	Net Income	Weighted Average Shares Outstanding
Six months ended June 30, 2021
Basic	$1,599,686	973,418,836
Convertible Debt	32,907	90,205,038
Warrants	27,962	-
Diluted	$1,632,593	1,063,623,874

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses from continuing operations and had a working capital deficit of $2,919,594 as of June 30, 2021. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the additional capital to meet short and long-term operating requirements. Management is continuing to pursue external financing alternatives to improve the Company’s working capital position however additional financing may not be available upon acceptable terms, or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of June 30, 2021 and December 31, 2020:

	2021	2020
Furniture and equipment	$265,999	$265,999
Vehicles	67,240	67,240
Leasehold Improvements	66,077	66,077
Less: Accumulated Depreciation	(307,565)	(300,027)
Property and equipment, net	$91,751	$99,289

Depreciation expenses totaled $7,538 and 17,315 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 5 - BORROWINGS

Convertible notes payable

On August 24, 2016, the Company issued two two-year unsecured convertible notes payable totaling $200,000 pursuant to a private placement memorandum. The notes matured on August 24, 2018 and have an annual interest rate of 12.5%. At the election of the holder, upon the occurrence of certain events, the notes can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In August 2018, the holders of the notes agreed to extend the maturity date of the notes to December 31, 2018, in exchange for warrants to acquire 600,000 shares of common stock for an exercise price of $0.31 per share, exercisable over three years. The Company estimated the fair value of the warrants, totaling $16,401, using the Black Scholes Method and recorded an additional discount against the note to be amortized over the extended term of the notes. $100,000 of the notes were exchanged in March of 2021. The remaining notes are carried at $98,425 with no remaining unamortized discount as of June 30, 2021 and December 31, 2020. The notes are currently in default and have not been converted.

Convertible notes payable, related party

On October 23, 2015, a total of $332,474 in advances from a related party was converted into two one-year unsecured convertible notes payable to Nicholas Campanella, Chief Executive Officer of the Company. The notes have an annual interest rate of 6% and are currently in default. At the election of the holder, the notes can be converted into common stock of the Company at a conversion price per share equal to 20% of the average bid price for the three consecutive business days prior to conversion. As of June 30, 2021 and December 31, 2020, the balances of the notes totaled $332,474.

On August 24, 2016, a total of $75,000 in advances from a related party was converted into a two-year unsecured convertible note payable to Nicholas Campanella, Chief Executive Officer of the Company, pursuant to a private placement memorandum. The note matures on August 24, 2018, has an annual interest rate of 12.5% and is due at maturity. At the election of the holder, upon the occurrence of certain events, the note can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with this note, the Company issued 75,000 shares of Series B preferred stock, as further described in Note 6. As of June 30, 2021 and December 31, 2020, the balance of the notes was $75,000. The notes are carried at $76,500 as of June 30, 2021 and December 31, 2020, with no remaining unamortized discounts.

Accrued interest on the convertible notes, related party totaled $105,522 and $90,670 as of June 30, 2021 and December 31, 2020, respectively.

Project Financing Obligation

In June 2018, the Company received proceeds of $260,000 pursuant to a partnership agreement and related partnership contribution agreements with third party investors, pursuant which investors have agreed to provide financing for no less than (10) ten new bus shelters being installed annually. Each investment in the partnership grants the investor the right to preferential distributions of profits related to the Company’s contract with Rhode Island. The investors receive 100% of the profits from the Rhode Island contract to install 20 bus shelters until 100% of the initial investments are returned. Thereafter, the investors receive 20% of the remaining profits from Rhode Island contract. As of June 30, 2021 and December 31, 2020, no profits have been earned on the Rhode Island contract, no repayments have occurred, and the total amount of investments received totaling $260,00 is reflected on the accompanying consolidated balance sheet as a Project Financing Obligation.

Line of credit, related party

On October 23, 2015, the Company entered into a line of credit agreement with Nicholas Campanella, Chief Executive Office of the Company, for a total value of $250,000. The line of credit does not bear an interest rate and is payable on demand. As of June 30, 2021 and December 31, 2020, the balance of the debt to related party was $164,261.

Note Payable

On June 21, 2019, the Company issued a six-month ten percent interest promissory note in the amount of $200,000. The note was funded July 8, 2019. Per the terms of the note, the Company agreed to issue to the lender was issued 2,000,000 shares of restricted common stock, with a fair value of $2,600 as an inducement. The balance of the note is $200,000 as of June 30, 2021 and December 31, 2020.

Payroll Protection Plan Loans

During the three months ended June 30, 2021, the Company received $35,907 under the Paycheck Protection Program, in addition to $30,492 received in 2020. The Company expects all amounts received under the Paycheck Protection Program to be forgiven in accordance with their terms and therefore has accrued no interest thereon. The balance of the loans totaled $66,397 and $30,492 as of March 31, 2021 and December 31, 2020, respectively. In July 2021, $30,492 was forgiven.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2021, the Company has designated 12,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Convertible Preferred Stock, and 500,000 shares of Series C Convertible Stock.

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

Series C Preferred Stock - In connection with the reverse merger, the Company issued 275,000 shares of Series C Preferred Stock. Holders of Series C Preferred Stock are not entitled to voting rights or preferential rights upon liquidation. Each share of Series C Preferred Stock shall pay an annual dividend in the amount of $0.125 per year, for a total of $0.25, over an eighteen (18) month term, from the date of issuance (the “Commencement Date”). Dividend payments shall be payable as follows: (i) dividend in the amount of $0.0625 per share of Series C Preferred Stock at the end of each of the third quarter and fourth quarter of the first twelve (12) months of the twenty-four (24) month period after the Commencement Date; and (ii) dividend in the amount of $0.03125 per share of Series C Preferred Stock at the end of each of the four quarters of the second twelve (12) months of the twenty-four (24) month period after the Commencement Date. The source of payment of the dividends will be derived from up to thirty-five percent (35%) of net revenues (“Net Revenues”) from the Street Furniture Division of the Corporation following the seventh (7th) month after the Commencement Date. To the extent the amount derived from the Net Revenues of the Street Furniture Division is insufficient to pay dividends of Series C Preferred Stock, if a sufficient amount is available, the next quarterly payment date the funds will first pay dividends of Series C Preferred Stock past due. At the conclusion of twenty-four months after the Commencement Date, and upon the payment of all dividends due and owing on said Series C Preferred Stock, the Series C Preferred Stock shall automatically be redeemed by the Corporation and returned to the Corporation for cancellation, as unissued, non-designated, preferred shares. The series C preferred stock were redeemed during the year ended December 31, 2018. As of June 30, 2021 and December 31, 2020, dividends payable of $22,038, are reflected as dividends payable on the accompanying consolidated balance sheets.

Warrants

There were 300,000 warrants exercised during the six months ended June 30, 2021 at an exercise price of $0.031 per share.

The following summarizes warrant information as of June 30, 2021:

Exercise Price	Number of Shares	Expiration Date
$0.031	320,030	August 24, 2021
$10.00	100,000	October 27,2027
$45.00	900,000	October 27,2027
	1,320,030

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment agreement

On December 20, 2014, the Company entered into a five-year employment agreement with Nicholas Campanella, Chief Executive Officer. Under the terms of the agreement, the Company is required to pay a base compensation of $180,000 annually, subject to increases in cost of living and performance bonuses as awarded by the Board of Directors. After 5 years, the agreement is automatically renewed for an additional two years unless terminated by either party. As part of the agreement Mr. Campanella opted to defer, with no interest, the receipt of compensation under the agreement until the Company has the funds to pay its obligation. In October 2017, the Company issued 12,000,000 shares of series A preferred stock and 1,250,000 shares of common stock to its chief executive officer in settlement of $107,307 of accrued salary. At June 30, 2021 and December 31, 2020, the Company had accrued compensation of $1,010,714 and $929,797, respectively, and recorded the related expenses in wages and compensation expense on the accompanying condensed consolidated statements of operations.

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

On August 3, 2021, MedRecycler-RI, Inc. received a demand letter related to moneys owed for the property leased in West Warwick, Rhode Island. The Company is a guarantor to the lease. Although no formal action has yet been lodged with the courts, the Company has potential liability exposure as the guarantor of the lease obligation. The Company believes that the lease agreement should be cancelled as a result the legislation rendering the continuation of the Rhode Island Project inoperable.

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

Currently, the Company besides the legal the legal matter discussed above is not involved in any other pending or threatened material litigation or other material legal proceedings, nor have we been made aware of any pending or threatened regulatory audits.

NOTE 8 - RELATED PARTY TRANSACTIONS

Certain affiliates have made non-interest-bearing advances. The balances of these advances, which are due on demand and include the Advances from Related Parties noted in Note 5, totaled $615,432 as of June 30, 2021 and December 31, 2020. Included in accounts payable related parties as of June 30, 2021 and December 31, 2020, are expenses incurred with these affiliates totaling $76,512 and $76,512, respectively.

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

Currently, the Company has five (5) subsidiary holdings. Sun Pacific Power Corp., which was the initial company that specialized in solar, electrical and general construction. Bella Electric, LLC that in conjunction with the Company operates our electrical contracting work. Bella Electric, LLC is a Pennsylvania limited liability company. The Company also formed Sun Pacific Security Corp., a New Jersey corporation. Bella Electric, LLC and Sun Pacific Security Corp. have generally ceased operations, but we maintain the subsidiaries in case we find opportunities to relaunch our operations. The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on plumbing operations in the New Jersey and Pennsylvania areas. Currently the Company is exploring migrating National Mechanical Group Corp from plumbing operations to partnering on a Solar Farm project in Durango Mexico in which it will partner with Soluciones De Energia Diversificada Internacional, S.A.P.I. (“SEDI”), a subsidiary of Blissful Holdings, LLC. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” MedRecycler, LLC, is a wholly owned subsidiary duly formed in the state of Nevada. MedRecycler, LLC was created in 2018 to act as a holding company for potential waste to energy projects. On May 28, 2021, MedRecycler, LLC, exchanged its 51% interest in MedRecycler RI, Inc. a Rhode Island Corporation for a profit participation agreement with MedRecycler RI, Inc. MedRecycler RI, Inc. was created for the Medical Waste to Energy facility that the Company was attempting to finance and operate in West Warrick, Rhode Island. The Company no longer consolidates MedRecycler RI, Inc. as of May 28, 2021.

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

Sun Pacific Power Corp. is in the process of providing limited general contracting services and are reviewing continuing general contracting in the region as we shift our focus to other green energy opportunities.

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

Currently, the legislative bill High-Heat Medical Waste Facility Act has been signed into law by the signature the Governor of Rhode Island. The effect of the bill would be essentially ban the specific operation of the Rhode Island Project. The Company has engaged counsel to challenge the bill, generally, however, even a successful action against the state of Rhode Island would be timely and expensive and still does not ensure that MedRecycler-RI, Inc. can even get permitting. If the Rhode Island Project fails, the note holders will likely foreclose on the project, including all security and guarantees.

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

On January 29, 2021, MedRecycler-RI, Inc., a subsidiary of Sun Pacific Holding Corp., (the “Company”) entered into an amendment to the Indenture of Trust with UMB Bank, extending the term of the two (2) bond’s representing bridge financing for the Rhode Island medical waste to energy project for a period of up to one year from the date of signing. The extension of the bonds shall accrue interest, including a capitalized extension fee of five (5%) percent, at twelve (12%) per annum. In addition, the Company has been issued an extension for the term of a secured convertible loan to Pyro SS, LLC, as reported in the Company’s Form 10Q for the quarter ended September 30, 2020, until July 28, 2021 and that were subsequently further extended through January 29, 2022. The bonds are intended to be paid and extinguished from proceeds from permanent financing. Currently, the legislative bill High-Heat Medical Waste Facility Act has been signed into law by the signature the Governor of Rhode Island. The effect of the bill would be essentially ban the specific operation of the Rhode Island Project. The Company has engaged counsel to challenge the bill, generally, however, even a successful action against the state of Rhode Island would be timely and expensive and still does not ensure that MedRecycler-RI, Inc. can even get permitting. If the Rhode Island Project fails, the note holders will likely foreclose on the project, including all security and guarantees.

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

Going Concern

The Company has an accumulated deficit of $7,818,179 and a working capital deficit of $2,919,594 as of June 30, 2021. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

The Rhode Island legislature has targeted our Rhode Island Project which we likely leave it inoperable.

The legislature of Rhode Island has currently passed the High-Heat Medical Waste Facility Act which if signed into law by the Governor would result in the Rhode Island Project being illegal in the state of Rhode Island. Although MedRecycler-RI, Inc. has engaged counsel to challenge to bill, it is not likely that Rhode Island Project will continue to operate in the near future. If the Rhode Island Project is deemed inoperable, note holders will likely foreclose upon the project, the underlying assets, and all security, collateral, and guarantees.

Results of Operations

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

Revenues: Revenues decreased by $23,230 from $96,091 for the three months ended June 30, 2020 to $72,861 for the three months ended June 30, 2021 as a result of lesser advertising revenues and reduce General Contracting services as the Company migrates away from General Contracting services and towards the development of Green Energy Projects including the sale of Solar powered shelters and other energy related projects that derive income from advertising sources. Advertising revenue declined as a result of a transition to commissioned advertising sales personnel during the quarter. The Company has entered into revenue sharing agreements with the City of Tallahassee, the State of Rhode Island Transportation Authority, and the State of New Jersey, along with others to provide and manage up to approximately 1,700 Solar powered shelters and other related products for a period of up to Ten (10) years that may include providing WiFi Signal Boosters and Advertising in conjunction with the shelters and other related other outdoor related products. Depending upon the timing of installation and advertising revenue generated per shelter and or other advertising-based product, the Company’s Revenue may increase materially from this green energy offering. The Company has recently raised capital to build and deploy up to 20 bus shelters in Rhode Island as part of an income sharing arrangement with an investment group. The Company has recently had 20 bus shelters delivered and is in the process of deploying the bus shelters into the marketplace. The Company is currently in discussion with the State of Rhode Island on the specific details related to those bus shelters. The Company is also presently in the process of adding up to 60 bus benches in the City of Tallahassee and has engaged two new commissioned sales individuals to assist the company in increasing its advertising revenues in the City of Tallahassee marketplace, along with adding improved sales advertising capabilities in an effort to improve advertising utilization. The Company’s current Waste to Energy and Durango Solar Farm Project may or may not impact future revenues depending upon the capital structure and other conditions that will be required of the Company by its financing partners and or other regulatory authorities upon closing of its permanent financing for those projects. These items along with other revenue generating opportunities that is under review by the Company may cause dramatic shifts in the Company’s comparative revenue profile of the products and services that the Company provides in the future.

Cost of revenues: Cost of revenues increased by $2,491 from $4,860 for the three months ended June 30, 2020 to $7,351 for the three months ended June 30, 2021.

Operating Expenses: Operating expenses decreased by $421 from $88,499 for the three months ended June 30, 2020 to $88,920 for the three months ended June 30, 2021.

Other Expenses: Other Expenses, consisting of interest, decreased by $75,816 from $91,270 for the three months ended June 30, 2020 to $15,454 for the three months ended June 30, 2021 as a result of the amortization of debt discounts in 2020.

Net Loss from Continuing Operations: As a result of the above, the Company incurred a Net Loss from Continuing Operations of $22,989 for the three months ended June 30, 2021 compared to net income from continuing operations of $2,311 for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

Revenues: Revenues decreased by $64,810 from $166,781 for the six months ended June 30, 2020 to $101,97 for the six months ended June 30, 2021 as a result of lesser advertising revenues and reduce General Contracting services as the Company migrates away from General Contracting services and towards the development of Green Energy Projects including the sale of Solar powered shelters and other energy related projects that derive income from advertising sources. Advertising revenue declined as a result of a transition to commissioned advertising sales personnel during the quarter. The Company has entered into revenue sharing agreements with the City of Tallahassee, the State of Rhode Island Transportation Authority, and the State of New Jersey, along with others to provide and manage up to approximately 1,700 Solar powered shelters and other related products for a period of up to Ten (10) years that may include providing WiFi Signal Boosters and Advertising in conjunction with the shelters and other related other outdoor related products. Depending upon the timing of installation and advertising revenue generated per shelter and or other advertising-based product, the Company’s Revenue may increase materially from this green energy offering. The Company has recently raised capital to build and deploy up to 20 bus shelters in Rhode Island as part of an income sharing arrangement with an investment group. The Company has recently had 20 bus shelters delivered and is in the process of deploying the bus shelters into the marketplace. The Company is currently in discussion with the State of Rhode Island on the specific details related to those bus shelters. The Company is also presently in the process of adding up to 60 bus benches in the City of Tallahassee and has engaged two new commissioned sales individuals to assist the company in increasing its advertising revenues in the City of Tallahassee marketplace, along with adding improved sales advertising capabilities in an effort to improve advertising utilization. The Company’s current Waste to Energy and Durango Solar Farm Project may or may not impact future revenues depending upon the capital structure and other conditions that will be required of the Company by its financing partners and or other regulatory authorities upon closing of its permanent financing for those projects. These items along with other revenue generating opportunities that is under review by the Company may cause dramatic shifts in the Company’s comparative revenue profile of the products and services that the Company provides in the future.

Cost of revenues: Cost of revenues decreased by $12,527 from $23,140 for the six months ended June 30, 2020 to $10,613 for the six months ended June 30, 2021.

Operating Expenses: Operating expenses decreased by $100,832 from $271,654 for the six months ended June 30, 2020 to $170,822 for the six months ended June 30, 2021.

Other Expenses: Other Expenses, consisting of interest, decreased by $3,601 from $37,031 for the six months ended June 30, 2020 to $33,430 for the six months ended June 30, 2021.

Net Loss from Continuing Operations: As a result of the above, the Company incurred a Net Loss from Continuing Operations of $112,894 for the six months ended June 30, 2021 compared to $165,044 for the six months ended June 30, 2020.

Continuing Operations, Liquidity and Capital Resources

As of June 30, 2020, we had a working capital deficit of approximately $2,920,000. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

During the six months ended June 30, 2021, we received $35,905 from the a Payroll Protection Program.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and (c) that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting principally due to the following:

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

On August 3, 2021, MedRecycler-RI, Inc. received a demand letter related to moneys owed for the property leased in West Warwick, Rhode Island. The Company is a guarantor to the lease. Although no formal action has yet been lodged with the courts, the Company has potential liability exposure as the guarantor of the lease obligation. The Company believes that the lease agreement should be cancelled as a result the legislation rendering the continuation of the Rhode Island Project inoperable.

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

On or about March 11, 2021, we issued 300,000 shares of common stock to one entity pursuant to a cashless exercise of a warrant, with an exercise price of $0.031 per share of common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended June 30, 2021, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Pacific Holding Corp.

Date: August 23, 2021	By:	/s/ Nicholas Campanella
Nicholas Campanella
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

