Form 10-K
period 2021-12-31
Sun Pacific Holding Corp.
filed 2022-04-15
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 30, 2021, the last business day of the Registrant’s most recently completed fiscal year, the market value of our common stock held by non-affiliates was $3,575,846, which is based on the closing price of such common equity, as of the last practical business day of the registrant’s most recently completed fiscal year of $0.0038.

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of April 15, 2022 was 974,953,335.

TABLE OF CONTENTS

GENERAL INFORMATION

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete discussion of all potential risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

Currently, the Company has five (5) subsidiary holdings. Sun Pacific Power Corp., which was the initial company that specialized in solar, electrical and general construction. Bella Electric, LLC that in conjunction with the Company operated our electrical contracting work. Bella Electric, LLC is a Pennsylvania limited liability company. The Company also formed Sun Pacific Security Corp., a New Jersey corporation. Bella Electric, LLC and Sun Pacific Security Corp. have generally ceased operations and we are in the process of dissolving both legal entities. The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on holding the Company’s patents. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” MedRecycler, LLC, is a wholly owned subsidiary duly formed in the state of Nevada. MedRecycler, LLC was created in 2018 to act as a holding company for potential waste to energy projects. On May 28, 2021, MedRecycler, LLC, exchanged its 51% interest in MedRecycler RI, Inc. a Rhode Island Corporation for a profit participation agreement with MedRecycler RI, Inc. MedRecycler RI, Inc. was created for the Medical Waste to Energy facility that the Company was attempting to finance and operate in West Warrick, Rhode Island. The Company no longer consolidates MedRecycler RI, Inc. as of May 28, 2021 and all Assets and Liabilities have been sold and/or settled.

Sun Pacific Power Corp. has entered into an agreement with Fox-ess, a global leader in the development of inverter and energy storage solutions as a wholesale distributer for North and South America and Australia. Sun Pacific Power Corp. has also entered into an agreement with a South Asian solar manufacturer to act as a original equipment manufacturer (“OEM”) for Sun Pacific Solar Panels and associated products.

As of today, our principal source of revenues is derived from Street Smart Outdoor Corp. operations in the outdoor advertising business with contracts in place in Rhode Island, New Jersey, and Tallahassee, Florida, along with some other minor contracting work that we are currently reviewing to determine if we shall continue pursuing in the future.

On September 19, 2019, the United States Patent and Trademark Office published patent US 2019 288 139 A1 for the Frame-Less Encapsulated Photo-Voltaic (PV) Solar Power Panel Supporting Solar Cell Modules Encapsulated Within Optically-Transparent Epoxy-Resin Material Coating a Phenolic Resin Support Sheet issued to National Mechanical Group Corp. Originally designed for application in the solar bus shelters operated by Street Smart Outdoor Corp, as a glassless solar panel, the Company has developed a patent protected product and process for creating solar panels that can be integrated directly into the design of products as a molded, weather resistant plastic. The Company began work developing a business plan for expanding on either manufacturing or licensing of the technology in 2020, with such work continuing into 2022, given limit capital resources at this time.

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

Going Concern

The Company has an accumulated deficit of approximately $7.8 million and a working capital deficit of approximately $2.9 million as of December 31, 2021. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Competition

Our competitive market is made up of a variety of small to large company’s depending upon the area that we are competing within. In the Contracting marketplace they range from a large number of small to large organizations, while in the solar and advertising shelter marketplace it is made up of a smaller amount of direct competitors including JC DeCaoux, Lamar, Clear Chanel, Signal Outdoor, and various others. While the Contractor marketplace we believe is not subject to rapid technological change driven in part by periodic introductions of new technologies we believe the Shelter marketplace and the new areas in other green energy marketplace may be subject to more technological change. Given this we believe that the major competitive factors in our marketplace are distinctive technical competencies, governmental certifications and approvals to operate within this space, successful past contract performance, price of services, reputation for quality, and key management personnel with domain expertise.

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

Clients

Our client base is located predominantly in the Northeast region of the U.S. Historically, we have derived, and may continue to derive in the future, a significant percentage of our total revenues from a relatively small number of contracts. Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer would have a material adverse effect on our results of operations. In future periods, we will continue to focus on diversifying our revenue by increasing the number of our customer contracts and seeking out partnerships that will allow us to increase our customer reach beyond our limited reach.

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

On September 19, 2019, the United States Patent and Trademark Office published patent US 2019 288 139 A1 for the Frame-Less Encapsulated Photo-Voltaic (PV) Solar Power Panel Supporting Solar Cell Modules Encapsulated Within Optically-Transparent Epoxy-Resin Material Coating a Phenolic Resin Support Sheet issued to National Mechanical Group Corp. Originally designed for application in the solar bus shelters operated by Street Smart Outdoor Corp, as a glassless solar panel, the Company has developed a patent protected product and process for creating solar panels that can be integrated directly into the design of products as a molded, weather resistant plastic. The Company has started work developing a business plan for expanding on either manufacturing or licensing of the technology in 2020 but given capital limitations continues this development in 2022.

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

Employees

As of December 31, 2021, we had approximately 2 full-time employees. We periodically engage additional consultants and employ temporary or full-time employees as needed. Potential employees possessing the unique qualifications required are readily available for both part-time and full-time employment. The primary method of soliciting personnel is through recruiting resources directly utilizing all known sources including electronic databases, public forums, and personal networks of friends and former co-workers.

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

Our principal executive offices are located at 345 Highway 9 South Suite 388 Manalapan NJ 07726. Our internet address www.sunpacificholding.com . Information on our website is not incorporated into this Form 10-K. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

As of December 31, 2021, we had generated insufficient revenues. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Our projections are based upon our best estimates on future growth. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues, or expenses. If we make poor budgetary decisions as a result of unreliable data, we may never become profitable or incur losses, which may result in a decline in our stock price.

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

Operating as a public company is more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be costlier than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements. We anticipate that the cost of SEC reporting will be approximately $100,000 annually. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the OTC Markets, or if we have secured a qualification, we may lose the qualification and our securities would no longer trade on the OTC Markets. Further, if we fail to meet these obligations and consequently fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosure available in quarterly, annual reports and other required SEC reports that would be otherwise publicly available leading to increased difficulty in selling their stock due to our becoming a non-reporting issuer.

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

Item 2. Properties

We formerly leased 2,510 square feet at 215 Gordons Corner Road, Manalapan, NJ, 07726 under a five (5) year lease that commenced on March 15, 2017 for approximately $43,000 per annum with 2.5% annual scheduled rent increases that has been terminated in June of 2020. We believe we can obtain additional facilities required to accommodate projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that we will be able to do so. MedRecycler-RI, Inc. had entered into a lease for the Rhode Island Project at 1600 Division Road, West Warwick, RI, 02893 with certain guaranteed by the Company. The lease was for ten (10) years, commencing on March 1, 2019 for approximately $192,668.00 per annum, increasing annual at a rate of five percent (5%). The space leased was approximately 48,000 square feet. The Lease has been discharged.

Item 3. Legal Proceedings

On May 28, 2019, William Singer, our former President and a former Director, filed suit against the Company and our wholly owned subsidiary, Street Smart Outdoor Corp., in Superior Court of New Jersey, Monmouth County, Law Division. Mr. Singer alleges breach of contract and has demanded $450,000.00 in lost wages. The matter is currently pending in Superior Court. The Company has reached a settlement with Mr. Singer in the amount of $47,500 to be paid over a period of 3 months, which have been paid.

On November 14, 2019 suit was filed against the Company by shareholders James J. Loures, Jr. and Justin Derkack requesting that the Company reverse the underlying transactions related to the MedRecycler-RI, Inc. project such that 100% of the revenues and profits generated from the project remain with the Company. The matter has been settled.

On August 3, 2021, MedRecycler-RI, Inc. received a demand letter related to moneys owed for the property leased in West Warwick, Rhode Island. The Company is a guarantor to the lease. The Lease has since been discharged and terminated.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The high and low per share closing sales prices of the Company’s stock on the OTC Markets (ticker symbol: SNPW) for each quarter for the years ended December 31, 2021 and 2020 were as follows:

Quarter Ended	High	Low

March 31, 2020	0.0010	0.0030
June 30, 2020	0.0010	0.0070
September 31, 2020	0.0010	0.0040
December 31, 2020	0.0010	0.0020
March 31, 2021	0.002	0.349
June 30, 2021	0.062	0.013
September 31, 2021	0.041	0.036
December 31, 2021	0.029	0.015

Holders of our Common Stock

As of April 15, 2022, there were approximately 567 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is VStock Transfer.

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

Our Series C Preferred Stockholders were to be paid an annual dividend in the amount of $0.125 per year, for a total of $0.25, over an eighteen (18) month term, from the date of issuance (the “Commencement Date. Dividend payments shall be payable as follows: (i) dividend in the amount of $0.0625 per share of Series C Preferred Stock at the end of each of the third quarter and fourth quarter of the first twelve (12) months of the twenty-four (24) month period after the Commencement Date; and (ii) dividend in the amount of $0.03125 per share of Series C Preferred Stock at the end of each of the four quarters of the second twelve (12) months of the twenty-four (24) month period after the Commencement Date. The source of payment of the dividends will be derived from up to thirty-five percent (35%) of net revenues (“Net Revenues”) from the Street Furniture Division of the Corporation following the seventh (7th) month after the Commencement Date. To the extent the amount derived from the Net Revenues of the Street Furniture Division is insufficient to pay dividends of Series C Preferred Stock, if a sufficient amount is available, the next quarterly payment date the funds will first pay dividends of Series C Preferred Stock past due. As of today’s date, no dividend payments have been made. 275,000 shares of Series C Preferred Stock were originally issued as Series B Preferred Stock of Sun Pacific Holding Corp. and all dividend payments have ceased, leaving only accrued payments due.

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

Repurchases of Equity Securities

We repurchased no shares of our Common Stock during the years ended December 31, 2021 and 2020.

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

Currently, the Company has five (5) subsidiary holdings. Sun Pacific Power Corp., which was the initial company that specialized in solar, electrical and general construction. Bella Electric, LLC that in conjunction with the Company operated our electrical contracting work. Bella Electric, LLC is a Pennsylvania limited liability company. The Company also formed Sun Pacific Security Corp., a New Jersey corporation. Bella Electric, LLC and Sun Pacific Security Corp. have generally ceased operations and we are in the process of dissolving both legal entities. The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on holding the Company’s patents. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” MedRecycler, LLC, is a wholly owned subsidiary duly formed in the state of Nevada. MedRecycler, LLC was created in 2018 to act as a holding company for potential waste to energy projects. On May 28, 2021, MedRecycler, LLC, exchanged its 51% interest in MedRecycler RI, Inc. a Rhode Island Corporation for a profit participation agreement with MedRecycler RI, Inc. MedRecycler RI, Inc. was created for the Medical Waste to Energy facility that the Company was attempting to finance and operate in West Warrick, Rhode Island. The Company no longer consolidates MedRecycler RI, Inc. as of May 28, 2021 and all Assets and Liabilities have been sold and/or settled.

As of today, our principal source of revenues is derived from Street Smart Outdoor Corp. operations in the outdoor advertising business with contracts in place in Rhode Island, New Jersey, and Tallahassee, Florida, along with some other minor contracting work that we are currently reviewing to determine if we shall continue pursuing in the future. We are currently in discussions with a nationally known outdoor advertising firm to manage and expand our operations, either through a joint venture, partnership, and or a management arrangement as a result of the company’s insufficient working capital and as an option to allow for the expansion of our technologies and or contracts by working with other parties that can bring management expertise and or other resources that may allow us to further optimize our growth strategies

Sun Pacific Power Corp. has entered into an agreement with Fox-ess, a global leader in the development of inverter and energy storage solutions as a wholesale distributer for North and South America and Australia. Sun Pacific Power Corp. has also entered into an agreement with a South Asian solar manufacturer to act as a original equipment manufacturer (“OEM”) for Sun Pacific Solar Panels and associated products.

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

Our challenges continue to be reaching critical mass in our solar shelter business and expanding into other green energy related projects. While the Company has never been adequately funded from inception, the Company has attempted to use debt, equity, and other opportunistic in-kind compensation to further the Company’s strategic vision.

Going Concern

The Company has an accumulated deficit of $7,829,893 and a working capital deficit of $2,948,908 as of December 31, 2021. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. The Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At December 31, 2020 and 2021, none of the Company’s cash balances were in excess of federally insured limits. Any and all withdrawals are strictly controlled by the lending institution and use of proceeds must be approved prior to release of funds.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts totaled $0 as of December 31, 2021 and 2020.

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

Impairment of long-lived assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. At December 31, 2021 and 2020, the Company has not identified any such impairment losses.

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

Revenue recognition

100% of the Company’s revenue for the years ended December 31, 2021 and 2020 is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as defined by Topic 606, as amended.

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

	2021	2020
Outdoor Advertising Shelter Revenues	$377,593	$252,443
Contracting Service Revenues	-	36,585
	$377,593	$289,028

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the year ended December 31, 2020, basic and diluted loss per share are the same as the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the year ended December 31, 2020. The following summarizes the calculation of diluted income per share for the year ended December 31, 2021:

	Net Income	Weighted Average Shares Outstanding
Basic	$2,968,950	974,192,392
Convertible Debt	41,814	142,645,305
Diluted	$3,010,764	1,116,837,697
Diluted Net Income Per Share	$0.00

Results of Operations for the Year Ended December 31, 2021 as Compared to the Year Ended December 31, 2020

Revenues

During the year ended December 31, 2021, revenues Increased $88,565, from $289,028 for the year ended December 31, 2020 to $377,593 in 2021, as a result of more advertising revenues and less General Contracting services as the Company migrates away from General Contracting services and towards the development of Green Energy Projects including the sale of Solar powered shelters and other energy related projects that derive income from advertising sources. The Company has entered into revenue sharing agreements with the City of Tallahassee, the State of Rhode Island Transportation Authority, and the State of New Jersey, along with others to provide and manage up to approximately 1,700 Solar powered shelters and other related products for a period of up to Ten (10) years that may include providing WiFi Signal Boosters and Advertising in conjunction with the shelters and other related other outdoor related products. Depending upon the timing of installation and advertising revenue generated per shelter and or other advertising-based product, the Company’s Revenue may increase materially from this green energy offering. The Company has recently raised capital to build and deploy up to 20 bus shelters in Rhode Island as part of an income sharing arrangement with an investment group. The Company has recently had 20 bus shelters delivered and is in the process of deploying the bus shelters into the marketplace. The Company is currently in discussion with the State of Rhode Island on the specific details related to those bus shelters. The Company is also presently in the process of adding up to 60 bus benches in the City of Tallahassee and has engaged two new commissioned sales individuals to assist the company in increasing its advertising revenues in the City of Tallahassee marketplace, along with adding improved sales advertising capabilities in an effort to improve advertising utilization. These items along with other revenue generating opportunities that is under review by the Company may cause dramatic shifts in the Company’s comparative revenue profile of the products and services that the Company provides in the future.

Cost of Revenues

During the year ended December 31, 2021, cost of revenues decreased by $11,764, from $38,808 for the year ended December 31, 2020 to $27,044 in 2021, as a result of more advertising generated revenues. Costs of revenues may shift dramatically depending upon how the Company’s comparative revenue profile of the products and services shift in the future.

Operating Expenses

During the year ended December 31, 2021, operating expenses decreased by $8,485 from $449,796 for the year ended December 31, 2020 to $441,311 in 2021.

Other Expenses

During the year ended December 31, 2021, Other Expenses decreased by $19,769 from $53,615 for the year ended December 31, 2020 to $33,846, primarily as a result of payroll protection loan forgiveness.

Net Loss from Continuing Operations

As a result of the above, the Company incurred Net Losses from Continuing Operations of $124,608 and $253,191 for the years ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Net Working Capital

We have, since inception, financed operations and capital expenditures through the sale of stock and convertible notes and debt. Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, and unbilled receivables.

At December 31, 2021, we had a net working capital deficit of approximately $2,948,908 compared to $3,985,435 at December 31, 2020.

We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

During the years ended December 31, 2021 and 2020, we received $35,905 and $30,492, respectively, from the Payroll Protection Program.

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

For the year ended December 31, 2021, net cash used in operations was approximately $522,748 driven primarily by current year operating loss, and $272,304 of cash deconsolidated.

For the year ended December 31, 2020, net cash used in operations was approximately $1,514,034 driven by current year operating loss, offset primarily by non-cash expenses for amortization of debt discounts, and increases in accrued expenses and accounts payable.

Cash Flows from Investing Activities

There were no investing activities for the year ended December 31, 2021.

For the year ended December 31, 2020, the Company invested approximately $0.7 million in its Med Recycler project, consisting of $496,184 of equipment purchases and deposits in equipment of $195,515. The Company also received $11,000 for the sale of a vehicle.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and proceeds from capital raise transactions.

For the year ended December 31, 2021, cash provided by financing activities was approximately $535,905, from the issuance of convertible debt of $500,000 and $35,905 of proceeds from the payroll protection program.

For the year ended December 31, 2020, cash provided by financing activities was approximately $530,492, from the issuance of convertible debt of $500,000 and $30,492 of proceeds from the payroll protection program.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were not effective.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures for the Company. 3As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were not effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Executive	Age	Position
Nicholas Campanella	57	Chairman of the Board, Chief Executive Officer and Director
Vincent Randazzo	60	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2021 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

Name and Principal Position	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Non- Qualified Deferred Compensation Earnings	All Other Compensation(1)	Total
Nicholas Campanella	2021	-	-	-	-	-	-
	2020							180,000	180,000

(1) In 2021 and 2020, Mr. Campanella received a salary for his services rendered for MedRcycler-RI, Inc.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 15, 2021, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s common stock. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each beneficial owner is c/o Sun Pacific Holding Corporation, 345 Highway 9 South, Suite 388, Manaplan, New Jersey 07726.

Name	Position	Number of Shares of Common Stock		Percentage of Common Stock (1)

Officers & Directors

Nicholas Campanella	Chairman of the Board. CEO, & Director	33,897,166	(2)	3.48%
Vincent Randanzzo	Director	44,150		*
	Total Owned by all Officers and Directors	33,941,316		3. 48%

(1)	Applicable percentage ownership is based on 974,953,335 shares of common stock outstanding as of April 13, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of are deemed to be beneficially owned by the person holding such securities for computing the percentage of ownership of such person but are not treated as outstanding for computing the percentage ownership of any other person. Nicholas Campanella, our Chairman and Chief Executive Officer holds 12,000,000 shares of Series A Preferred Stock as of April 15, 2022. The Series A Preferred Stock has voting rights equal to 125 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights. As a result, Mr. Campanella has the equivalent to 1,500,000,000 votes. Therefore, although the officers, directors and beneficial holders of shares greater than 5% of the common stock have voting rights equal to 3.48% of the voting rights of the common stock, this amounts to only 3.67% of the total voting rights available. Mr. Campanella thus has just over 50% of the total voting rights.

(2)	Includes shares held by family members.

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

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Turner Stone & Company, LLP, Dallas, Texas, PCAOB Auditor ID 76.

The aggregate fees incurred for each of the last two years for professional services rendered by Turner, Stone & Company, LLC, the independent registered public accounting firm for the audit of the Company’s annual financial statements included in the Company’s Form 10-K and review of financial statements for its quarterly report (Form 10-QT) are reported below.

The total fees charged by Turner, Stone & Company, LLC in 2021 and 2020 aggregated $33,280 and $29,230, respectively, which includes fees for the 2020 and 2021 audited financial statements and review of the quarterly financial statements.

	Audit	Taxes	Filings	Oher	Total
2021	$32,280	$-	$-	$-	$33,280
2020	$32,280	$-	$-	$-	$33,280

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibit	Filed

3.1	Amended and Restated Articles of Incorporation filed May 29, 2015	Form 10 October 13, 2015

3.2	Bylaws dated April 5, 2005	Form 10 October 13, 2015

3.3	Designation of Series B and Series C Preferred Stock filed with the state of Nevada on August 11, 2017	Form 8-K August 18, 2017

3.4	Certificate of Amendment filed with the state of Nevada on October 3, 2017	Form 8-K October 13, 2017

3.5	Certificate of Change (Reverse Stock Split) filed with the state of Nevada on October 3, 2017	Form 8-K October 13, 2017

10.1	The Acquisition Agreement between the Company and Sun Pacific Power Corp., dated August 16, 2017	Form 8-K August 29, 2017

10.2	The Spinoff Agreement with the Company, Randy Romano, and Vaughan Dugan, dated August 24, 2017	Form 8-K August 18, 2017

10.3	The Forbearance Agreement between the Company and Nicholas Campanella, dated January 11, 2019.	Form 8-K January 14, 2019

10.4	Guarantee of Payment and Performance between the Company and UMB Bank, N.A., date February 7, 2019	Form 8-K February 11, 2019

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herein

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herein

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Pacific Power Corp.

Date: 4/15/2022	By:	/s/ Nicholas Campanella
	Name:	Nicholas Campanella
	Title:	Chairman of the Board of Directors, & Chief Executive Officer (Principal Executive Officer)

Date: 4/15/2022	By:	/s/ Nicholas Campanella
	Name:	Nicholas Campanella
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on April 15, 2022 on behalf of the registrant and in the capacities indicated.

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
Vincent Randanzzo

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders Sun Pacific Holding Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sun Pacific Holding Corp. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

April 15, 2022

We have served as the Company’s auditor since 2017.

SUN PACIFIC HOLDING CORP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
Current Assets:
Cash and cash equivalents	$68,974	$55,817
Accounts receivable	116,341	34,995
Current assets held for disposal	-	178,521
Total current assets	185,315	269,333

Property and Equipment, Net	78,859	99,289
Deposits and Other Assets	22,531	22,531
Non-current assets held for disposal	-	8,702,974

Total assets	$286,705	$9,094,127

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$60,277	$93,182
Accounts payable, related party	106,512	106,512
Accrued compensation to officer	1,091,631	929,797
Accrued expenses	146,609	172,567
Accrued expenses, related party	125,103	95,591
Dividends payable, related party	22,038	22,038
Advances from related parties	615,432	615,432
Project financing obligation	260,000	260,000
Convertible notes payable	98,425	196,850
Convertible notes payable, related party	408,196	408,196
Notes Payable, net of discounts	200,000	200,000
Current liabilities held for disposal	-	1,160,809
Total current liabilities	3,134,223	4,260,974
Long Term Liabilities:
Notes payable, net of discounts	35,905	30,492
Long -term liabilities held for disposal	-	10,810,243
Total liabilities	3,170,128	15,101,709

Commitments and contingencies (see Note 7)

Stockholders’ Deficit:
Preferred stock $0.0001 par value, 20,000,000 million shares authorized:
Series A preferred stock: 12,000,000 shares designated; 12,000,000 shares issued and outstanding	1,200	1,200
Series B preferred stock: 1,000,000 shares designated; -0- shares issued and outstanding, respectively	-	-
Series C preferred stock: 500,000 shares designated; -0- and 275,000 shares issued and outstanding, respectively	-	-
Common stock $0.0001 par value, 1,000,000,000 shares authorized;
974,953,335 and 966,726,357 shares issued and outstanding, respectively	97,495	96,672
Additional paid in capital	4,847,775	4,693,389
Accumulated deficit	(7,829,893)	(9,417,865)
Total deficit	(2,883,423)	(4,626,604)
Non-controlling interest in subsidiary	-	(1,380,978)
Total stockholders’ deficit	(2,883,423)	(6,007,582)

Total liabilities and stockholders’ deficit	$286,705	$9,094,127

SUN PACIFIC HOLDING CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

	2021	2020

Revenues	$377,593	$289,028
Cost of Revenues	27,044	38,808

Gross profit	350,549	250,220

Operating expenses:
Wages and compensation	162,953	208,035
Professional fees	53,350	68,559
Rent	-	18,893
General and administrative	225,008	154,309
Total operating expenses	441,311	449,796

Loss from continuing operations	(90,762)	(199,576)

Other Expenses:
Loan forgiveness	30,492	-
Gain on disposal of assets	-	11,000
Interest expense	(64,338)	(64,615)
Total other expense	(33,846)	(53,615)

Net loss from continuing operations before tax benefit	(124,608)	(253,191)

Income tax benefit – continuing operations	820,721	-

Net income (loss) from continuing operations before tax benefit	696,113	(253,191)

Income (loss) from Discontinued Operations before income taxes	3,093,978	(1,612,229)

Income tax expense – discontinued operations	(820,721)	-

Income (loss) from Discontinued Operations	2,727,837	(1,612,229)

Net income (loss)	$2,968,950	$(1,865,420)

Net loss (income) attributable to non-controlling interest	(1,380,978)	789,992

Net income (loss) attributable to common stockholders	$1,589,972	$(1,075,428)

Net Loss Per Common Share - Basic	$0.00	$(0.00)

Weighted Average Shares Outstanding - Basic	974,192,392	943,927,080

SUN PACIFIC HOLDING CORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

	Series A Preferred				Additional		Non-
	Stock		Common Stock		Paid In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balances at December 31, 2019	12,000,000	$1,200	725,982,137	$72,598	$4,717,462	$(8,342,437)	$(590,986)	$(4,142,163)
Issuance of common stock upon cashless exercise of warrants	-	-	240,744,220	24,074	(24,074)	-	-	-
Net loss	-	-	-	-	-	(1,075,428)	(789,992)	(1,865,420)
Balances at December 31, 2020	12,000,000	1,200	966,726,357	96,672	4,693,389	(9,417,865)	(1,380,978)	(6,007,582)
Issuance of Previously subscribed common stock	-	-	300,000	30	(30)	-	-	-
Conversion of convertible debt	-	-	7,626,978	763	154,446	-	-	155,209
Cashless exercise of common stock warrants	-	-	300,000	30	(30)	-	-	-
Net income	-	-	-	-	-	1,587,972	1,380,978	2,968,950
Balances at December 31, 2021	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(7,829,893)	$-	$(2,883,423)

SUN PACIFIC HOLDING CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

	2021	2020
Cash flows from Operating Activities:
Net income (loss)	$2,968,950	$(1,865,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,430	27,650
Amortization of debt discount - interest expense	-	178,968
Gain on deconsolidation	(3,861,861)	-
Gain on sale of vehicles	-	(11,000)
Forgiveness of payroll protection loan	(30,492)
Effect of discontinued operations	272,304	(178,521)
Changes in operating assets and liabilities:
Accounts receivable	(81,346)	(1,537)
Prepaid expenses and deposits	-	(70,624)
Accounts payable	(32,905)	(92,641)
Accounts payable, related party	-	14,972
Accrued compensation to officer	161,834	161,834
Accrued expenses	30,826	272,285
Accrued expenses, related party	29,512	30,403
Change in current assets held for disposal	-	-
Right-to-use asset and obligation	-	19,597
Net cash used in operating activities	(522,748)	(1,514,034)

Cash flows from Investing Activities:
Proceeds form sale of vehicles		11,000
Purchase of property and equipment (discontinued operations)	-	(496,984)
Payment of deposits on equipment (discontinued operations)	-	(196,515)
Net cash used in investing activities	-	(682,499)

Cash flows from Financing Activities:
Proceeds from payroll protection loan	35,905	30,492
Proceeds from the issuance of convertible debt	500,000	500,000
Net cash provided by financing activities	535,905	530,492

Net decrease in cash and restricted cash	13,157	(1,666,041)
Cash and restricted cash at beginning of period	55,817	1,721,858
Cash and restricted cash at end of period	$68,974	$55,817

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$450,909
Taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Note payable extension fee added to principal	$458,063	$436,250
Issuance of common stock upon conversion of convertible debt and accrued interest	$155,209	$-
Right-of-use asset and operating lease liability	$-	$-

SUN PACIFIC HOLDING CORP

NOTES TO CONSOLIDATED FINACNIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 and 2020

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

Currently, the Company has five (5) subsidiary holdings. Sun Pacific Power Corp., which was the initial company that specialized in solar, electrical and general construction. Bella Electric, LLC that in conjunction with the Company operated our electrical contracting work. Bella Electric, LLC is a Pennsylvania limited liability company. The Company also formed Sun Pacific Security Corp., a New Jersey corporation. Bella Electric, LLC and Sun Pacific Security Corp. have generally ceased operations and we are in the process of dissolving both legal entities. The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on holding the Company’s patents. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” MedRecycler, LLC, is a wholly owned subsidiary duly formed in the state of Nevada. MedRecycler, LLC was created in 2018 to act as a holding company for potential waste to energy projects. On May 28, 2021, MedRecycler, LLC, exchanged its 51% interest in MedRecycler RI, Inc. a Rhode Island Corporation for a profit participation agreement with MedRecycler RI, Inc. MedRecycler RI, Inc. was created for the Medical Waste to Energy facility that the Company was attempting to finance and operate in West Warrick, Rhode Island. The Company no longer consolidates MedRecycler RI, Inc. as of May 28, 2021 and all Assets and Liabilities have been sold and/or settled.

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

The Company disposed of a component of its business pursuant to a Net Profit Participation Agreement dated May 28, 2021, resulting in the Company no longer controlling the subsidiary, which met the definition of a discontinued operation. Accordingly, the operating results of the business disposed are reported as income (loss) from discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2021, and 2020, and its assets and liabilities are categorized as held for disposal on the condensed consolidated balance sheet as of December 31, 2020. The following summarize assets and liabilities held for disposal on the accompanying condensed consolidated balance sheets and statements of operations:

	December 31, 2021	December 31, 2020
Carrying amounts of current assets held or disposal:
Cash	$-	$101,313
Cash held in escrow	-	77,208
Total current assets held for disposal	$-	$178,521

	December 31,	December 31,
	2021	2020
Carrying non-current assets held or disposal:
Property and Equipment, Net	$-	$1,194,031
Right-of-Use Asset	-	1,094,314
Deposits and Other Assets	-	6,414,629
Total non-current assets held for disposal	$-	$8,702,974

	December 31,	December 31,
	2021	2020
Carrying amounts of current liabilities held or disposal:
Accounts payable and accrued expenses	$-	$1,160,809
Total current liabilities held for disposal	$-	$1,160,809

	December 31,	December 31,
	2021	2020
Carrying non-current liabilities held or disposal:
Notes payable	$-	$9,627,784
Right-of-Use Obligation	-	1,182,459
Total non-current liabilities held for disposal	$-	$10,810,243

	2021	2020
Years Ended December 31,
Operating Expenses	$(483,213)	$(875,348)
Interest and other expenses	(285,090)	(736,881)
Gain on deconsolidation	3,861,861	-
Income tax expense	(820,721)	-
Net Income (loss) from discontinued operations	$2,272,837	$(1,612,229)

Cash, Cash Equivalents and Cash Held in Escrow

For purposes of the consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. As of December 31, 2021, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At December 31, 2021, none of the Company’s cash balances were in excess of federally insured limits.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts totaled $0 as of December 31, 2021 and 2020.

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

Impairment of long-lived assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. At December 31, 2021 and 2020, the Company has not identified any such impairment losses.

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

Leases

The Company accounts for leases in accordance with FASB Topic 842 which prescribes the accounting for several aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments.

The Company, effective January 1, 2019 has adopted the provisions of the new standard. The Company had operating leases for warehouses and offices. Management evaluates each lease independently to determine the purpose, necessity to its future operations in addition to other appropriate facts and circumstances.

The Company adopted Topic 842 using a modified retrospective approach for all existing leases at January 1, 2019. The adoption of Topic 842 impacted its balance sheet by the recognition of the operating lease right-of-use assets and the liability for operating leases. The Company had no leases subject to ASC 842 as of December 31, 2021. Right-of use assets and liabilities for the Company’s operating leases are presented in discontinued operations for the year ended December 31, 2020.

Revenue recognition

100% of the Company’s revenue for the years ended December 31, 2021 and 2020, is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as defined by Topic 606, as amended.

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

	2021	2020
Outdoor Advertising Shelter Revenues	$377,593	$252,443
Contracting Service Revenues	-	36,585
	$377,593	$289,028

Advertising Costs

Advertising costs are expensed in the period incurred and totaled $36,455 and $24,321 for the years ended December 31, 2021 and 2020, respectively.

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the year ended December 31, 2020, basic and diluted loss per share are the same as the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the year ended December 31, 2020, the following potential shares have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive :

Convertible Debt	311,524,743
Convertible Debt Subject to Forbearance	1,134,602,500
Warrants	1,620,030
1,447,747,273

For the year ended December 31, 2021, warrants to acquire 1,000,000 shares of common stock have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive. The following summarizes the calculation of diluted earnings per share for the year ended December 31, 2021:

	Net Income	Weighted Average Shares Outstanding
Basic	$2,968,950	974,192,392
Convertible Debt	41,814	142,645,305
Diluted	$3,010,764	1,116,837,697
Diluted Net Income Per Share	$0.00

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a working capital deficit of $2,948,908 as of December 31, 2021. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the additional capital to meet short and long-term operating requirements. Management is continuing to pursue external financing alternatives to improve the Company’s working capital position however additional financing may not be available upon acceptable terms, or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2021 and 2020:

	2021	2020
Furniture and equipment	$265,999	$265,999
Vehicles	67,240	67,240
Leasehold Improvements	66,077	60,077
Less: Accumulated Depreciation	(320,457)	(300,027)
Property and equipment, net	$78,859	$99,289

Depreciation expenses totaled $20,430 and $27,650 for the years ended December 31, 2021 and 2020, respectively.

NOTE 5 - BORROWINGS

Convertible notes payable

On August 24, 2016, the Company issued two two-year unsecured convertible notes payable totaling $200,000 pursuant to a private placement memorandum. The notes matured on August 24, 2018 and have an annual interest rate of 12.5%. At the election of the holder, upon the occurrence of certain events, the notes can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In August 2018, the holders of the notes agreed to extend the maturity date of the notes to December 31, 2019, in exchange for warrants to acquire 600,000 shares of common stock for an exercise price of $0.31 per share, exercisable over three years. The Company estimated the fair value of the warrants, totaling $16,401, using the Black Scholes Method and recorded an additional discount against the note to be amortized over the extended term of the notes. During the year ended December 31, 2021, the holders elected to convert principal of $100,000 and interest of $55,209 into 7,626,978 shares of common stock. The notes are carried at $98,425, and $196,850, respectively, with no remaining unamortized discount as of December 31, 2021 and 2020.

Convertible notes payable, related party

On October 23, 2015, a total of $332,474 in advances from a related party was converted into two one-year unsecured convertible notes payable to Nicholas Campanella, Chief Executive Officer of the Company. The notes have an annual interest rate of 6% and are currently in default. At the election of the holder, the notes can be converted into common stock of the Company at a conversion price per share equal to 20% of the average bid price for the three consecutive business days prior to conversion. As of December 31, 2021 and 2020, the balances of the notes totaled $332,474.

On August 24, 2016, a total of $75,000 in advances from a related party was converted into a two-year unsecured convertible note payable to Nicholas Campanella, Chief Executive Officer of the Company, pursuant to a private placement memorandum. The note matures on August 24, 2018, has an annual interest rate of 12.5% and is due at maturity. At the election of the holder, upon the occurrence of certain events, the note can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with this note, the Company issued 75,000 shares of Series B preferred stock, as further described in Note 6. As of December 31, 2021 and 2020, the balance of the notes was $75,722. The notes are carried at $76,500 as of December 31, 2021 and 2020,with no remaining unamortized discounts.

Accrued interest on the convertible notes, related party totaled $120,278 and $90,670 as of December 31, 2021 and 2020, respectively.

Project Financing Obligation

In June 2018, the Company received proceeds of $260,000 pursuant to a partnership agreement and related partnership contribution agreements with third party investors, pursuant which investors have agreed to provide financing for no less than (10) ten new bus shelters being installed annually. Each investment in the partnership grants the investor the right to preferential distributions of profits related to the Company’s contract with Rhode Island. The investors receive 100% of the profits from the Rhode Island contract to install 20 bus shelters until 100% of the initial investments are returned. Thereafter, the investors receive 20% of the remaining profits from Rhode Island contract. As of December 31, 2021 and 2020, no profits have been earned on the Rhode Island contract, no repayments have occurred, and the total amount of investments received totaling $260,00 is reflected on the accompanying consolidated balance sheet as a Project Financing Obligation.

Line of credit, related party

On October 23, 2015, the Company entered into a line of credit agreement with Nicholas Campanella, Chief Executive Office of the Company, for a total value of $250,000. The line of credit does not bear an interest rate and is payable on demand. As of December 31, 2021 and 2020, the balance of the debt to related party was $163,936.

Notes Payable

On June 21, 2019, the Company issued a six-month ten percent interest promissory note in the amount of $200,000. The note was funded July 8, 2019. Per the terms of the note, the Company agreed to issue to the lender 2,000,000 shares of restricted common stock, with a fair value of $2,600 as an inducement. The balance of the note is $200,000 as of December 31, 2021 and 2020. The note is currently in default.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2021 and 2020, the Company has designated 12,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Convertible Preferred Stock, and 500,000 shares of Series C Convertible Stock.

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

Series C Preferred Stock - In connection with the Reverse Merger, the Company issued 275,000 shares of Series C Preferred Stock. Holders of Series C Preferred Stock are not entitled to voting rights or preferential rights upon liquidation. Each share of Series C Preferred Stock shall pay an annual dividend in the amount of $0.125 per year, for a total of $0.25, over an eighteen (18) month term, from the date of issuance (the “Commencement Date”). Dividend payments shall be payable as follows: (i) dividend in the amount of $0.0625 per share of Series C Preferred Stock at the end of each of the third quarter and fourth quarter of the first twelve (12) months of the twenty-four (24) month period after the Commencement Date; and (ii) dividend in the amount of $0.03125 per share of Series C Preferred Stock at the end of each of the four quarters of the second twelve (12) months of the twenty-four (24) month period after the Commencement Date. The source of payment of the dividends will be derived from up to thirty-five percent (35%) of net revenues (“Net Revenues”) from the Street Furniture Division of the Corporation following the seventh (7th) month after the Commencement Date. To the extent the amount derived from the Net Revenues of the Street Furniture Division is insufficient to pay dividends of Series C Preferred Stock, if a sufficient amount is available, the next quarterly payment date the funds will first pay dividends of Series C Preferred Stock past due. At the conclusion of twenty-four months after the Commencement Date, and upon the payment of all dividends due and owing on said Series C Preferred Stock, the Series C Preferred Stock shall automatically be redeemed by the Corporation and returned to the Corporation for cancellation, as unissued, non-designated, preferred shares. The series C preferred stock were redeemed during the year ended December 31, 2019. As of December 31, 2021 and 2020, dividends payable of $22,038 is reflected as dividends payable on the accompanying consolidated balance sheets.

Common stock

During the year ended December 31, 2020, holders of warrants to acquire 246,862,272 shares of common stock elected to exercise the warrants on a cashless basis, at an exercise price of $0.0009 per share, resulting in the issuance of 240,744,220 shares of common stock.

During the year ended December 31, 2021, the holders of convertible debt elected to convert principal of $100,000 and interest of $55,209 into 7,626,978 shares of common stock.

Warrants

During the year ended December 31, 2020, holders of warrants to acquire 246,862,272 shares of common stock elected to exercise the warrants on a cashless basis, at an exercise price of $0.00009 per share, resulting in the issuance of 240,744,220 shares of common stock.

During the year ended December 31, 2020, warrants to acquire 117,108,206 shares of common stock at an exercise price of $0.00009 per share expired.

The following summarizes warrant activity for the years ended December 31, 2021 and 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2019	365,590,508	0.11
Expired	(117,108,206)	$0.00009
Exercises	(246,862,272)	$0.00009
Outstanding at December 31, 2020	1,620,030	$25.16	3.6 Years
Expired	(320,030)	$0.31
Exercises	(300,000)	$0.31
Outstanding at December 31, 2021	1,000,000	$41.50	5.82 Years

The following summarizes warrant information as of December 31, 2021:

Exercise Price	Number of Shares	Expiration Date
$10.00	100,000	October 27,2027
$45.00	900,000	October 27,2027
	1,000,000

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment agreement

On December 20, 2014, the Company entered into a five-year employment agreement with Nicholas Campanella, Chief Executive Officer. Under the terms of the agreement, the Company is required to pay a base compensation of $180,000 annually, subject to increases in cost of living and performance bonuses as awarded by the Board of Directors. After 5 years, the agreement is automatically renewed for an additional two years unless terminated by either party. As part of the agreement Mr. Campanella opted to defer, with no interest, the receipt of compensation under the agreement until the Company has the funds to pay its obligation. In October 2017, the Company issued 12,000,000 shares of series A preferred stock and 1,250,000 shares of common stock to its chief executive officer in settlement of $107,307 of accrued salary. At December 31, 2021 and 2020, the Company had accrued compensation of $1,091,631 and $929,797, respectively, and recorded the related expenses in ‘general and administrative’ on the accompanying consolidated statements of operations.

Lease agreement

During March 2017, the Company entered into a five-year lease agreement. Under the terms of the agreement, the Company is obligated to pay monthly rent payments starting at $3,556 and escalating over the life of the lease. The Lease was subsequently terminated early in June of 2020.

Significant customers

For the year ended December 31, 2021, two customers accounted for 13% and 10%, respectively, of the Company’s revenues. As December 31, 2021, accounts receivable from these customers totaled $30,555 and $15,800, respectively.

For the year ended December 31, 2020, two customers accounted for 12% and 13%, respectively, of the Company’s revenues. As of December 31, 2020, accounts receivable due from these customers totaled $8,000 and $10,290 respectively.

Profit Participation Agreement

On October 21, 2019, MedRecycler–RI, Inc., a subsidiary of the Company (“MedRecycler”), entered into a profit participation partnership agreement with its medical waste to energy equipment manufacturer. The manufacturer will contribute approximately $ 3.1 million in Hydrochloric acid (“HCL”) refining equipment that will allow elements of the MedRcycler medical waste residuals to be processed into HCL for sale. The partnership agreement provides for the contribution of the processing equipment in return for a twenty percent (“ 20%”) gross profit participation right from the processing and sale of the HCL. MedRecycler will contribute and utilize elements of the residual that is produced from the processing of medical waste, along with housing and operating the equipment as part of the agreement. The asset contribution and profit participation partnership agreement are contingent upon the closing of MedRecycler’s permanent financing to fund the MedRecycler facility in West Warrick, RI. Given that legislation has been approved in Rhode Island that has made the projected unlawful, the PPA and the project has ceased and the PPA will be otherwise terminated.

Legal Matters

On May 28, 2019, a former President Director of the Company, filed suit against the Company and its wholly owned subsidiary, Street Smart Outdoor Corp., in Superior Court of New Jersey, Monmouth County, Law Division alleging breach of contract and has demanded $ 450,000 in lost wages. The matter has been settled.

On August 3, 2021, MedRecycler-RI, Inc. received a demand letter related to moneys owed for the property leased in West Warwick, Rhode Island. The Company is a guarantor to the lease and the lease has since been terminated with all guarantees released.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Certain affiliates have made non-interest-bearing advances. The balances of these advances, which are due on demand and include the Advances from Related Parties noted in Note 5, totaled $615,432 and $614,654 as of December 31, 2021 and 2020, respectively. Included in accounts payable related parties as of December 31, 2021 and 2020, are expenses incurred with these affiliates totaling $76,512 and $91,540, respectively.

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

NOTE 9 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of December 31, 2021 and 2020.

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2021 and 2020:

	2020	2020
U.S. Federal Statutory Tax Rate	21.00%	21.00%
State taxes	5.53%	5.53%
Permanent items	6.57%	-%
Change in future tax rates	-%	-%
Change in valuation allowance	(33.10)%	(26.53)%
Totals	0.00%	0.00%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2021 and 2020 are summarized as follows:

	2021	2020
Deferred Tax Assets:
Net operating loss carry-forwards	$2,102,000	$2,105,000
Accrued expenses	290,000	247,000
Total deferred tax assets	2,392,000	2,352,000
Less: Valuation allowance	(2,392,000)	(2,352,000)
Total deferred tax assets and liabilities, net	$—	$—

As of December 31, 2021, the Company has available net operating loss carry forwards of approximately $8.0 million which begin to expire in 2036.

The Company assesses the recoverability of its net operating loss carry forwards and other deferred tax assets and records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. The Company continues to maintain the valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2021 the Company had a valuation allowance totaling $2,392,000 against its deferred tax assets due to insufficient positive evidence, primarily consisting of losses within the taxing jurisdictions that have tax attributes and deferred tax assets.

NOTE 10 – SEGMENT INFORMATION

Through 2020, the Company operated in three segments: outdoor advertising, construction management services, and industrial waste management. During 2021, the Company only operated in one segment, outdoor advertising. Summary information by segment for the year ended December 31, 2020 is as follows:

Summary balance sheet information by segment as of December 31, 2020   is as follows:

	Construction Services	Outdoor Advertising	Industrial Waste	Total
Cash	$2,220	$53,597	$-	$55,817
Escrowed Cash	-	-	-	-
Accounts receivable	-	34,995	-	34,995
Current assets held for disposal	-	-	178,521	178,521
Current Assets	2,220	88,592	178,521	269,333
Property Plant and Equipment	99,289	-	-	99,289
Right-of-Use Asset	-	-	-	-
Deposits and Other	22,531	-	-	22,531
Non-current assets held for disposal	-	-	8,702,974	8,702,974
Total assets	$124,040	$88,592	$8,881,495	$9,094,127

Accounts Payable and Accrued Expenses	1,403,274	276,414	-	1,679,688
Related Party Advances	615,432	-	-	615,432
Notes Payable	230,492	-	-	230,492
Convertible Debt	605,046	-	-	605,046
Current liabilities held for sale	-	-	11,971,052	11,971,052
Total Liabilities	2,854,244	276,414	11,971,052	15,101,710

Net Stockholders’ Deficit	$(2,730,204)	$(187,822)	$(3,089,557)	$(6,007,583)

Summary Statement of Operations Information by segment for the year ended December 31, 2020   is as follows:

	Contstruction Services	Outdoor Advertising	Industrial Waste	Total

Net Revenues	$36,585	$252,443	$-	$289,028
Cost of Sales	22,240	16,568	-	38,808
Operating Expenses	449,796	-	-	449,796
Operating Loss	(435,451)	235,875	-	(199,576)
Other Expense	(53,615)	-	-	(53,615)
Loss from discontinued operations	-	-	(1,612,229)	(1,612,229)
Net Loss	$(489,066)	$235,875	$(1,612,229)	$(1,865,420)

