Form 10-Q
period 2022-03-31
Sun Pacific Holding Corp.
filed 2022-05-16
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 974,953,335 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2022 AND DECEMBER 31, 2021

(unaudited)

	March 31,	December 31,
	2022	2021

ASSETS
Current Assets:
Cash and cash equivalents	$99,597	$68,974
Accounts receivable, net	87,369	116,341
Total current assets	186,966	185,315

Property and Equipment, Net	74,126	78,859
Deposits and Other Assets	22,531	22,531

Total assets	$283,623	$286,705

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$88,868	$90,277
Accounts payable, related party	76,512	76,512
Accrued compensation to officer	1,118,603	1,091,631
Accrued expenses	151,609	146,609
Accrued expenses, related party	132,481	125,103
Dividends payable, related party	22,038	22,038
Advances from related parties	615,432	615,432
Project financing obligation	260,000	260,000
Convertible notes payable	98,425	98,425
Convertible notes payable, related party	408,196	408,196
Notes Payable, net of discounts	200,000	200,000
Current liabilities held for disposal	-	-
Total current liabilities	3,172,164	3,134,223
Long Term Liabilities:
Note payable	35,905	35,905
Total liabilities	3,208,069	3,170,128

Commitments and contingencies (see Note 7)

Stockholders’ Deficit:
Preferred stock $0.0001 par value, 20,000,000 million shares authorized:
Series A preferred stock: 12,000,000 shares designated; 12,000,000 shares issued and outstanding	1,200	1,200
Series B preferred stock: 1,000,000 shares designated; -0- shares issued and outstanding	-	-
Series C preferred stock: 500,000 shares designated; -0- shares issued and outstanding	-	-
Common stock $0.0001 par value, 1,000,000,000 shares authorized; 974,953,335 shares issued and outstanding	97,495	97,495
Additional paid in capital	4,847,775	4,847,775
Accumulated deficit	(7,870,916)	(7,829,893)
Total stockholders’ deficit	(2,924,446)	(2,883,423)

Total liabilities and stockholders’ deficit	$283,623	$286,705

The accompanying footnotes are an integral part of these consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2022 AND 2019

(unaudited)

	Three Months Ended March 31,
	2022	2021

Revenues	$98,452	$29,110
Cost of Revenues	3,090	3,262

Gross profit	95,362	25,848

Operating expenses:
Wages and compensation	26,972	40,458
Professional fees	20,758	6,519
General and administrative	76,002	35,346
Total operating expenses	123,732	82,323

Loss from continung operations	(28,370)	(56,475)

Other Expenses:
Interest expense	(12,653)	(17,976)
Total other expense	(12,653)	(17,976)

Net loss from continuing operations	(41,023)	(74,451)

Loss) from Discontinued Operations	-	(513,351)

Net loss	$(41,023)	$(587,802)

Net loss attributable to non-controlling interest	-	251,542

Net loss attributable to common stockholders	$(41,023)	$(336,260)

Net Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	974,953,335	974,953,335

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(unaudited)

	Series A Preferred				Additional		Non-
	Stock		Common Stock		Paid In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Three Months Ended March 31, 2021
Balances at December 31, 2020	12,000,000	$1,200	966,726,357	$96,672	$4,693,389	$(9,417,865)	$(1,380,978)	$(6,007,582)
Issuance of Previously subscribed common stock			300,000	30	(30)
Conversion of convertible debt	-	-	7,626,978	763	154,446	-	-	155,209
Cashless exercise of common stock warrants			300,000	30	(30)
Net loss	-	-	-	-	-	(336,260)	(251,542)	(587,802)
Balances at March 31, 2021	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(9,754,125)	$(1,632,520)	$(6,440,175)

Three Months Ended March 31, 2022
Balances at December 31, 2021	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(7,829,893)	$-	$(2,883,423)
Net income	-	-	-	-	-	(41,023)	-	(41,023)
Balances at March 31, 2022	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(7,870,916)	$-	$(2,924,446)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(unaudited)

	2022	2021
Cash flows from Operating Activities:
Net income (loss)	$(41,023)	$(587,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,733	3,769
Amortization of debt discount - interest expense	-	110,018
Changes in operating assets and liabilities:
Accounts receivable	28,972	15,641
Prepaid expenses and deposits	-	70,624
Accounts payable	(1,409)	7,416
Accounts payable, related party	-	45,000
Accrued compensation to officer	26,972	40,459
Accrued expenses	5,000	240,553
Accrued expenses, related party	7,378	64,162
Right-to-use asset and obligation	-	4,162
Net cash provided by operating activities	30,623	14,002

Cash flows from Investing Activities (Discontinued Operations):
Purchase of property and equipment	-	(285,940)
Net cash used in investing activities	-	(285,940)

Cash flows from Financing Activities:
Proceeds from the issuance of convertible debt	-	300,000
Net cash provided by financing activities	-	300,000

Net decrease in cash and restricted cash	30,623	28,062
Cash and restricted cash at beginning of period	68,974	234,338
Cash and restricted cash at end of period	$99,597	$262,400

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Note payable extension fee added to principal	$-	$458,063
Issuance of common stock upon conversion of convertible debt and accrued interest	$-	$155,209

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

Sun Pacific Power Corp. has entered into an agreement with Fox-ess, a global leader in the development of inverter and energy storage solutions as a wholesale distributer for North and South America and Australia. Sun Pacific Power Corp. has also entered into an agreement with a South Asian solar manufacturer to act as an original equipment manufacturer (“OEM”) for Sun Pacific Solar Panels and associated products. The Company is further exploring options to expand into the manufacturing and use of solar panels and into other various green energy initiatives including utilizing various technologies to convert products such as tires and other materials into oil, hydrogen, or other environmentally friendly products. To date in exploring such opportunities the Company has identified potential partners that may allow it to add financing capabilities, manufacturing expertise, and other complementary areas of skills in its development efforts.

As of today, the Company’s principal source of revenues is derived from Street Smart Outdoor Corp. operations in the outdoor advertising business with contracts in place in New Jersey, and Tallahassee, Florida. The Company is currently migrating away from performing work in Rhode Island.

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

Reclassifications

Certain amounts on the condensed consolidated balance sheet as of December 31, 2021 have been reclassified to conform to current period presentation with no impact on current or total assets, liabilities or equity.

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

The Company disposed of a component of its business pursuant to a Net Profit Participation Agreement dated May 28, 2021, resulting in the Company no longer controlling the subsidiary, which met the definition of a discontinued operation. Accordingly, the operating results of the business disposed are reported as income (loss) from discontinued operations in the accompanying consolidated statements of operations for the three months ended March 31, 2021. The following summarize loss from discontinued operations included on the consolidated statements of operations for the three months ended March 31, 2021:

Operating Expenses	$(357,464)
Interest and other expenses	(155,887)
Net loss from discontinued operations	$513,531

Cash, and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. As of March 31, 2022, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At March 31, 2022, none of the Company’s cash balances were in excess of federally insured limits.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts was $0 as of March 31, 2022 and December 31, 2021.

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

Revenue recognition

100% of the Company’s revenue for the three months ended March 31, 2022 and 2021, is recognized based on the Company’s satisfaction of distinct performance obligations identified generally at a point in time as defined by Topic 606, as amended.

Advertising Costs

Advertising costs are expensed in the period incurred and totaled $5,400 and $5,120 for the three months ended March 31, 2022 and 2021, respectively.

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the Three months Ended March 31, 2022 and 2021, basic and diluted loss per share is the same as the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the three months Ended March 31, 2022 and 2021, the following potential shares have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive:

	2022	2021
Convertible Debt	30,295,068	4,613,554
Convertible Debt Subject to Forbearance	208,645,549	24,235,515
Warrants	1,000,000	1,320,030
	239,940,617	30,169,099

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2022 and 2021, the Company incurred losses from continuing operations of $28,370 and $56,475, respectively. The Company had a working capital deficit of $2,985,198 as of March 31, 2022. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the additional capital to meet short and long-term operating requirements. Management is continuing to pursue external financing alternatives to improve the Company’s working capital position however additional financing may not be available upon acceptable terms, or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2022 and December 31, 2021:

	2022	2021
Furniture and equipment	$265,999	$265,999
Vehicles	67,240	67,240
Leasehold Improvements	66,077	66,077
Less: Accumulated Depreciation	(325,190)	(320,457)
Property and equipment, net	$74,126	$78,859

Depreciation expenses totaled $4,733 and $3,769 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 5 - BORROWINGS

Convertible notes payable

On August 24, 2016, the Company issued two two-year unsecured convertible notes payable totaling $200,000 pursuant to a private placement memorandum. The notes matured on August 24, 2018 and have an annual interest rate of 12.5%. At the election of the holder, upon the occurrence of certain events, the notes can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In August 2018, the holders of the notes agreed to extend the maturity date of the notes to December 31, 2019, in exchange for warrants to acquire 600,000 shares of common stock for an exercise price of $0.31 per share, exercisable over three years. The Company estimated the fair value of the warrants, totaling $16,401, using the Black Scholes Method and recorded an additional discount against the note to be amortized over the extended term of the notes. During the three months ended March 31, 2021, the holders elected to convert principal of $100,000 and interest of $55,209 into 7,626,978 shares of common stock. The notes are carried at $98,425 with no remaining unamortized discount as of March 31, 2022 and December 31, 2021.

Convertible notes payable, related party

On October 23, 2015, a total of $332,474 in advances from a related party was converted into two one-year unsecured convertible notes payable to Nicholas Campanella, Chief Executive Officer of the Company. The notes have an annual interest rate of 6% and are currently in default. At the election of the holder, the notes can be converted into common stock of the Company at a conversion price per share equal to 20% of the average bid price for the three consecutive business days prior to conversion. As of March 31, 2022 and December 31, 2021, the balances of the notes totaled $332,474.

On August 24, 2016, a total of $75,000 in advances from a related party was converted into a two-year unsecured convertible note payable to Nicholas Campanella, Chief Executive Officer of the Company, pursuant to a private placement memorandum. The note matures on August 24, 2018, has an annual interest rate of 12.5% and is due at maturity. At the election of the holder, upon the occurrence of certain events, the note can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with this note, the Company issued 75,000 shares of Series B preferred stock, as further described in Note 6. As of March 31, 2022 December 31, 2021, the balance of the notes was $76,500 and are carried at $76,500.

Accrued interest on the convertible notes, related party totaled $127,656 and $120,278 as of March 31, 2022 and December 31, 2021, respectively.

Project Financing Obligation

In June 2018, the Company received proceeds of $260,000 pursuant to a partnership agreement and related partnership contribution agreements with third party investors, pursuant which investors have agreed to provide financing for no less than (10) ten new bus shelters being installed annually. Each investment in the partnership grants the investor the right to preferential distributions of profits related to the Company’s contract with Rhode Island. The investors receive 100% of the profits from the Rhode Island contract to install 20 bus shelters until 100% of the initial investments are returned. Thereafter, the investors receive 20% of the remaining profits from Rhode Island contract. As of March 31, 2022 and December 31, 2021, no profits have been earned on the Rhode Island contract, no repayments have occurred, and the total amount of investments received totaling $260,00 is reflected on the accompanying consolidated balance sheet as a Project Financing Obligation. Given the recent termination of the Rhode Island contract, along with a partial sale of eight of the units of the twenty units, the partnership is in the process of being terminated and settled among the parties to the partnership.

Line of credit, related party

On October 23, 2015, the Company entered into a line of credit agreement with Nicholas Campanella, Chief Executive Office of the Company, for a total value of $250,000. The line of credit does not bear an interest rate and is payable on demand. As of March 31, 2022 and December 31, 2021, the balance of the debt to related party was $163,936.

Note Payable

On June 21, 2019, the Company issued a six-month ten percent interest promissory note in the amount of $200,000. The note was funded July 8, 2019. Per the terms of the note, the Company agreed to issue to the lender was issued 2,000,000 shares of restricted common stock, with a fair value of $2,600 as an inducement. The balance of the note is $200,000 as of March 31, 2022 and December 31, 2021. The note is currently in default.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2022, the Company has designated 12,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Convertible Preferred Stock, and 500,000 shares of Series C Convertible Stock.

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

Series C Preferred Stock - In connection with the reverse merger, the Company issued 275,000 shares of Series C Preferred Stock. Holders of Series C Preferred Stock are not entitled to voting rights or preferential rights upon liquidation. Each share of Series C Preferred Stock shall pay an annual dividend in the amount of $0.125 per year, for a total of $0.25, over an eighteen (18) month term, from the date of issuance (the “Commencement Date”). Dividend payments shall be payable as follows: (i) dividend in the amount of $0.0625 per share of Series C Preferred Stock at the end of each of the third quarter and fourth quarter of the first twelve (12) months of the twenty-four (24) month period after the Commencement Date; and (ii) dividend in the amount of $0.03125 per share of Series C Preferred Stock at the end of each of the four quarters of the second twelve (12) months of the twenty-four (24) month period after the Commencement Date. The source of payment of the dividends will be derived from up to thirty-five percent (35%) of net revenues (“Net Revenues”) from the Street Furniture Division of the Corporation following the seventh (7th) month after the Commencement Date. To the extent the amount derived from the Net Revenues of the Street Furniture Division is insufficient to pay dividends of Series C Preferred Stock, if a sufficient amount is available, the next quarterly payment date the funds will first pay dividends of Series C Preferred Stock past due. At the conclusion of twenty-four months after the Commencement Date, and upon the payment of all dividends due and owing on said Series C Preferred Stock, the Series C Preferred Stock shall automatically be redeemed by the Corporation and returned to the Corporation for cancellation, as unissued, non-designated, preferred shares. The series C preferred stock were redeemed during the year ended December 31, 2018. As of March 31, 2022 and December 31, 2021, dividends payable of $22,038, are reflected as dividends payable on the accompanying consolidated balance sheets.

Warrants

There was no warrant-relate activity for the three months ended March 31, 2022. The following summarizes warrant information as of March 31, 2022:

Exercise Price	Number of Shares	Expiration Date
$10.00	100,000	October 27,2027
$45.00	900,000	October 27,2027
	1,000,000

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment agreement

On December 20, 2014, the Company entered into a five-year employment agreement with Nicholas Campanella, Chief Executive Officer. Under the terms of the agreement, the Company is required to pay a base compensation of $180,000 annually, subject to increases in cost of living and performance bonuses as awarded by the Board of Directors. After 5 years, the agreement is automatically renewed for an additional two years unless terminated by either party. As part of the agreement Mr. Campanella opted to defer, with no interest, the receipt of compensation under the agreement until the Company has the funds to pay its obligation. In October 2017, the Company issued 12,000,000 shares of series A preferred stock and 1,250,000 shares of common stock to its chief executive officer in settlement of $107,307 of accrued salary. At March 31, 2022 and December 31, 2021, the Company had accrued compensation of $1,118,603 and $1,091,631, respectively, and recorded the related expenses in wages and compensation expense on the accompanying condensed consolidated statements of operations.

Significant customers

For the three months ended March 31, 2022, three customers accounted for 55% of the Company’s revenues. As of March 31, 2022, accounts receivable due from these customers totaled $61,165.

Approximately 82% of  the Company’s revenue for the three month ended March 31, 2022, was generated in the State of Rhode Island. During the three months ended March 31, 2022, management decided to discontinue operations in Rhode Island and focus its sales and marketing resources in New Jersey and Florida, while also working on expanding its efforts in developing its reselling and development efforts on renewable energy such as solar and waste processing derived fuel technology.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Certain affiliates have made non-interest-bearing advances. The balances of these advances, which are due on demand and include the Advances from Related Parties noted in Note 5, totaled $615,432 as of March 31, 2022 and December 31, 2021. Included in accounts payable related parties as of March 31, 2022 and December 31, 2021, are expenses incurred with these affiliates totaling $76,512.

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

As of today, the Company’s principal source of revenues is derived from Street Smart Outdoor Corp. operations in the outdoor advertising business with contracts in place in New Jersey, and Tallahassee, Florida. The Company is currently migrating away from performing work in Rhode Island to concentrate on the renewable energy sector .

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

Going Concern

The Company has an accumulated deficit of $7,870,916 and a working capital deficit of $2,985,198 as of March 31, 2022. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

As of March 31, 2022, we had generated insufficient revenues. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Our projections are based upon our best estimates on future growth. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues, or expenses. If we make poor budgetary decisions as a result of unreliable data, we may never become profitable or incur losses, which may result in a decline in our stock price.

There is substantial doubt about our ability to continue as a going concern and if we are unable to generate significant revenue or secure additional financing, we may be unable to implement our business plan and grow our business.

We are just graduating as an emerging growth company and are in the process of selling and developing our products. Consequently, we have not generated enough revenues as of the date of this prospectus. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during the remainder of fiscal 2022. Our independent registered public accounting firm has indicated in their report that these conditions raise substantial doubt about our ability to continue as a going concern for a period of 12 months from the issuance date of this report. The continuation of our business as a going concern is dependent upon the continued financial support from our stockholders.

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

Results of Operations

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021.

Revenues: Revenues increased by $69,342 from $29,110 for the three months ended March 31, 2021 to $98,452 for the three months ended March 31, 2022 as a result of increase revenues recognized from an expansion of national advertisers that increased marketing and networking efforts.

Cost of revenues: Cost of revenues decreased by $172 from $3,262 for the three months ended March 31, 2021 to $3,090 for the three months ended March 31, 2022.

Operating Expenses: Operating expenses increased by $41,409 from $82,823 for the three months ended March 31, 2021 to $123,732 for the three months ended March 31, 2022 due to increases in general and administrative and professional and other filing fees.

Other Expenses: Other Expenses, consisting of interest, decreased by $5,323 from $17,976 for the three months ended March 31, 2021 to $12,653 for the three months ended March 31, 2022 as a result of the conversion of convertible debt in 2021.

Net Loss From Continuing Operations: As a result of the above, the Net loss from continuing operations decreased by $33,428 from $74,451 for the three months ended March 31, 2021 to $12,653 for the three months ended March 31, 2022.

Continuing Operations, Liquidity and Capital Resources

As of March 31, 2022, we had a working capital deficit of approximately $2,985,198. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

During the three months ended March 31, 2022, we generated $30,623 of cash in operating activities driven materially from our operating loss offset by collections of receivables and non-cash expenses. During the three months ended March 31, 2021, we generated $14,002 of cash in operating activities driven materially from our operating loss offset by non-cash expenses.

During the three months ended March 31, 2021, we used $285,940 for the buildout of the new facility, which was discontinued in the same quarter.

During the three months ended March 31, 2021, we received approximately $300,000 from financing proceeds driven materially from the proceeds of the issuance of convertible debt.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and (c) that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting principally due to the following:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended March 31, 2022, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

Sun Pacific Holding Corp.

Date: May 16, 2022	By:	/s/ Nicholas Campanella
Nicholas Campanella
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

