Form 10-Q
period 2022-06-30
Sun Pacific Holding Corp.
filed 2022-08-19
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☒

As of August 15, 2022, there were 974,953,335 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2022 AND DECEMBER 31, 2021

(unaudited)

	June 30,	December 31,
	2022	2021
		(restated)
ASSETS
Current Assets:
Cash and cash equivalents	$239,081	$68,974
Accounts receivable	65,454	116,341
Total current assets	304,535	185,315

Property and Equipment, Net	69,393	78,859
Deposits and Other Assets	24,031	22,531

Total assets	$397,959	$286,705

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$29,972	$24,802
Accounts payable, related party	76,512	76,512
Accrued compensation to officer	1,172,548	1,091,631
Accrued expenses	159,685	146,609
Accrued expenses, related party	135,035	125,103
Dividends payable, related party	22,038	22,038
Advances from related parties	615,432	615,432
Project financing obligation	260,000	260,000
Convertible notes payable	98,425	98,425
Convertible notes payable, related party	408,196	408,196
Note Payable	200,000	200,000
Total current liabilities	3,177,843	3,068,748

Note payable	35,905	35,905
Total liabilities	3,213,748	3,104,653

Commitments and contingencies (see Note 7)

Stockholders’ Deficit:
Preferred stock $0.0001 par value, 20,000,000 million shares authorized:
Series A preferred stock: 12,000,000 shares designated; 12,000,000 shares issued and outstanding	1,200	1,200
Series B preferred stock: 1,000,000 shares designated; -0- shares issued and outstanding	-	-
Series C preferred stock: 500,000 shares designated; -0- shares issued and outstanding	-	-

Common stock $0.0001 par value, 1,000,000,000 shares authorized; 974,953,335 shares issued and outstanding	97,495	97,495
Additional paid in capital	4,847,775	4,847,775
Accumulated deficit	(7,762,259)	(7,764,418)
Total stockholders’ deficit	(2,815,789)	(2,817,948)

Total liabilities and stockholders’ deficit	$397,959	$286,705

The accompanying footnotes are an integral part of these consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$123,799	$72,861	$222,251	$101,971
Cost of Revenues	4,975	7,351	8,065	10,613

Gross profit	118,824	65,510	214,186	91,358

Operating expenses:
Wages and compensation	53,945	40,459	80,917	80,917
Professional fees	21,877	9,529	42,635	16,048
General and administrative	68,516	38,511	144,518	73,857
Total operating expenses	144,338	88,499	268,070	170,822

Loss from continung operations operations	(25,514)	(22,989)	(53,884)	(79,464)

Other Expenses:
Other income	84,150	-	84,150	-
Interest expense	(15,454)	(15,454)	(28,107)	(33,430)
Total other income (expense), net	68,696	(15,454)	56,043	(33,430)

Net income (loss) from continuing operations before income tax benefit	43,182	(38,443)	2,159	(112,894)

Income tax benefit - continuing operations	-	956,913	-	820,721

Net income from continuing operations	43,182	918,470	2,159	707,827

Income from discontinued operations before income taxes	-	3,606,909	-	3,093,558

Income tax expense - discontinued operations	-	(956,913)	-	(820,721)

Income from discontinued operations	-	2,649,996	-	2,272,837

Net income	$43,182	$3,568,466	$2,159	$2,980,664

Net income attributable to non-controlling interst	-	(1,632,520)	-	(1,380,978)

Net income attributable to common stockholders	$43,182	$1,935,946	$2,159	$1,599,686

Net Income Per Common Share - Basic	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding - Basic	974,953,335	974,953,335	974,953,335	973,418,836

Net Income Per Common Share - Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding - Diluted	1,280,013,258	1,065,158,373	1,280,013,258	1,063,623,874

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(unaudited)

	Series A Preferred				Additional		Non-
	Stock		Common Stock		Paid In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Six Months Ended June 30, 2021
Balances at December 31, 2020 (restated)	12,000,000	$1,200	966,726,357	$96,672	$4,693,389	$(9,352,390)	$(1,380,978)	$(5,942,107)
Issuance of Previously subscribed common stock	-	-	300,000	30	(30)	-	-	-
Conversion of convertible debt	-	-	7,626,978	763	154,446	-	-	155,209
Cashless exercise of common stock warrants	-	-	300,000	30	(30)	-	-	-
Net loss	-	-	-	-	-	(336,260)	(251,542)	(587,802)
Balances at March 31, 2021 (restated)	12,000,000	1,200	974,953,335	97,495	4,847,775	(9,688,650)	(1,632,520)	(6,374,700)
Net income	-	-	-	-	-	1,935,946	1,632,520	3,568,466
Balances at June 30, 2021 (restated)	12,000,000	$1,200	974,953,335	97,495	4,847,775	(7,752,704)	-	(2,806,234)

Six Months Ended June 30, 2022
Balances at December 31, 2021 (restated)	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(7,764,418)	$-	$(2,817,948)
Net loss	-	-	-	-	-	(41,023)	-	(41,023)
Balances at March 31, 2022	12,000,000	1,200	974,953,335	97,495	4,847,775	(7,805,441)	-	(2,858,971)
Net income	-	-	-	-	-	43,182	-	43,182
Balances at June 30, 2022	$12,000,000	$1,200	$974,953,335	$97,495	$4,847,775	$(7,762,259)	$-	$(2,815,789)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTH ENDED JUNE 30, 2022 AND 2021

(unaudited)

	2022	2021
Cash flows from Operating Activities:
Net income	$2,159	$2,980,664
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	19,359	-
Depreciation	9,466	7,538
Gain on deconsolidation	-	(3,861,861)
Gain on sale of property	(84,150)	-
Effect of discontinued operations on cash from operations	-	272,304
Changes in operating assets and liabilities:
Accounts receivable	31,528	(568)
Prepaid expenses and deposits	(1,500)	-
Accounts payable	5,170	(25,370)
Accrued compensation to officer	80,917	80,917
Accrued expenses	13,076	14,674
Accrued expenses, related party	9,932	14,756
Net cash provided by (used in) operating activities	85,957	(516,946)

Cash flows from Investing Activities:
Proceeds from sale of property	84,150	-
Net cash provided by investing activities	84,150	-

Cash flows from Financing Activities:
Proceeds from payroll protection loan	-	35,905
Proceeds from the issuance of convertible debt	-	500,000
Net cash provided by financing activities	-	535,905

Net increase in cash	170,107	18,959
Cash at beginning of period	68,974	55,817
Cash and at end of period	$239,081	$74,776

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Note payable extension fee added to principal	$-	$458,063
Issuance of common stock upon conversion of convertible debt and accrued interest	$-	$155,209

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

Currently, the Company has five (5) subsidiary holdings. Sun Pacific Power Corp., which was the initial company that specialized in solar, electrical and general construction. Bella Electric, LLC that in conjunction with the Company operated our electrical contracting work. Bella Electric, LLC is a Pennsylvania limited liability company. The Company also formed Sun Pacific Security Corp., a New Jersey corporation. Bella Electric, LLC and Sun Pacific Security Corp. have generally ceased operations and we are in the process of dissolving both legal entities. The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on holding the Company’s patents. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” MedRecycler, LLC, is a wholly owned subsidiary duly formed in the state of Nevada. MedRecycler, LLC was created in 2018 to act as a holding company for potential waste to energy projects. On May 28, 2021, MedRecycler, LLC, exchanged its 51% interest in MedRecycler RI, Inc. a Rhode Island Corporation for a profit participation agreement with MedRecycler RI, Inc. This is no current business or operations within MedRecycler, LLC. MedRecycler RI, Inc. was created for the Medical Waste to Energy facility that the Company was attempting to finance and operate in West Warrick, Rhode Island. The Company no longer consolidates MedRecycler RI, Inc. as of May 28, 2021 and all Assets and Liabilities have been sold and/or settled.

As of today, the Company’s principal source of revenues is derived from Street Smart Outdoor Corp. operations in the outdoor advertising business with contracts in place in Tallahassee, Florida and in New Jersey.

The Company has been unable to produce sufficient cashflows since inception resulting in the Company relying heavily upon convertible promissory notes and equity financing. As a result, the Company’s shareholders have suffered from highly dilutive financings. The Company will need to continue to rely upon debt, equity, partnership arrangements, and other sharing or rights participation agreements to fund its ability to undertake new and ongoing business opportunities to remain viable in the future.

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

Restatement

During the three months ended June 30, 2022, the Company discovered its previously reported balance sheet as of December 31, 2021 included $65,475 of accounts payable that were paid in 2017 and 2018 due to an error in the recording of these payments, resulting in an overstate of liabilities and expenses for those periods. Management determined that the errors discovered were immaterial to all previously presented financial statements but correcting the error in the current period would materially misstatement the current financial statements. Accordingly, the Company has corrected the error by recording an adjustment to the consolidated balance sheet as of December 31, 2021 as follows:

	December 31,		December 31,
	2021		2021
	(previously reported)	(restatement)	(restated)
ASSETS
Current Assets	$185,315	$-	$185,315
Property and Equipment, Net	78,859	-	78,859
Deposits and Other Assets	22,531	-	22,531
Total assets	$286,705	$-	$286,705

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities	$3,134,223	$(65,475)	$3,068,748
Note payable	35,905	-	35,905
Total liabilities	3,170,128	(65,475)	3,104,653

Stockholders’ Deficit	(2,883,423)	65,475	(2,817,948)

Total liabilities and stockholders’ deficit	$286,705	$-	$286,705

The accompanying consolidated statement of stockholders’ deficit for the three and six months ended June 30, 2021 reflects the above adjustment in accumulated deficit as of December 31, 2020, March 31, 2021, and June 30, 2021.

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

The Company disposed of a component of its business pursuant to a Net Profit Participation Agreement dated May 28, 2021, resulting in the Company no longer controlling the subsidiary, which met the definition of a discontinued operation. Accordingly, the operating results of the business disposed are reported as income (loss) from discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2021. The following summarize loss from discontinued operations included on the consolidated statements of operations for the three and six months ended June 30, 2021:

Three Months Ended June 30, 2021:
Operating Expenses	$(125,749)
Interest expenses	(129,203)
Gain on deconsolidation	3,861,861
Net income from discontinued operations	$3,606,909

Six Months Ended June 30, 2021:
Operating Expenses	$(483,213)
Interest expenses	(285,090)
Gain on deconsolidation	3,861,861
Net income from discontinued operations	$3,093,558

Cash, and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. As of June 30, 2022, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At June 30, 2022, none of the Company’s cash balances were in excess of federally insured limits.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts was $0 as of June 30, 2022 and December 31, 2021.

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

Fair value of financial instruments

The carrying amounts of the Company’s accounts payable, accrued expenses, convertible debt and shareholder advances approximate fair value due to their short-term nature.

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

Impairment of long-lived assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During the six months ended June 301, 2022, the Company did not identify any such impairment losses.

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

Revenue recognition

100% of the Company’s revenue for the six months ended June 30, 2022 and 2021, is recognized based on the Company’s satisfaction of distinct performance obligations identified generally at a point in time as defined by Topic 606, as amended.

Advertising Costs

Advertising costs are expensed in the period incurred and totaled $6,876 and $7,362 for the six months ended June 30, 2022 and 2021, respectively.

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the three and six months ended June 30, 2022 and 2021, warrants to acquire 1,000,000 shares have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive. The following summarizes the calculation of diluted income and weighted average shares outstanding for the three and six months ended June 30, 2022 and 2021:

Three months ended June 30, 2022	Net Income	Weighted Average Shares Outstanding
Basic	$43,182	974,953,335
Convertible Debt	10,454	305,059,923
Diluted	$53,636	1,280,013,258

Six months ended June 30, 2022	Net Income	Weighted Average Shares Outstanding
Basic	$2,159	974,953,335
Convertible Debt	20,907	305,059,923
Diluted	$23,066	1,280,013,258

Three months ended June 30, 2021	Net Income	Weighted Average Shares Outstanding
Basic	$1,935,946	974,953,335
Convertible Debt	10,454	90,205,038
Warrants	27,962	-
Diluted	$1,946,400	1,065,158,373

Six months ended June 30, 2021	Net Income	Weighted Average Shares Outstanding
Basic	$1,599,686	973,418,836
Convertible Debt	32,907	90,205,038
Warrants	27,962	-
Diluted	$1,632,593	1,063,623,874

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2022 and 2021, the Company reported losses from continuing operations of $53,884 and $79,464, respectively. The Company had a working capital deficit of $2,873,308 as of June 30, 2022. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the additional capital to meet short and long-term operating requirements. Management is continuing to pursue external financing alternatives to improve the Company’s working capital position however additional financing may not be available upon acceptable terms, or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of June 30, 2022 and December 31, 2021:

	2022	2021
Furniture and equipment	$265,999	$265,999
Vehicles	67,240	67,240
Leasehold Improvements	66,077	66,077
Less: Accumulated Depreciation	(329,923)	(320,457)
Property and equipment, net	$69,393	$78,859

Depreciation expenses totaled $9,466 and $7,538 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 5 - BORROWINGS

Convertible notes payable

On August 24, 2016, the Company issued two two-year unsecured convertible notes payable totaling $200,000 pursuant to a private placement memorandum. The notes matured on August 24, 2018 and have an annual interest rate of 12.5%. At the election of the holder, upon the occurrence of certain events, the notes can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In August 2018, the holders of the notes agreed to extend the maturity date of the notes to December 31, 2019, in exchange for warrants to acquire 600,000 shares of common stock for an exercise price of $0.31 per share, exercisable over three years. The Company estimated the fair value of the warrants, totaling $16,401, using the Black Scholes Method and recorded an additional discount against the note to be amortized over the extended term of the notes. During the six months ended June 30, 2021, the holders elected to convert principal of $100,000 and interest of $55,209 into 7,626,978 shares of common stock. The notes are in default and carried at $98,425 with no remaining unamortized discount as of June 30, 2022 and December 31, 2021.

Convertible notes payable, related party

On October 23, 2015, a total of $332,474 in advances from a related party was converted into two one-year unsecured convertible notes payable to Nicholas Campanella, Chief Executive Officer of the Company. The notes have an annual interest rate of 6% and are currently in default. At the election of the holder, the notes can be converted into common stock of the Company at a conversion price per share equal to 20% of the average bid price for the three consecutive business days prior to conversion. As of June 30, 2022 and December 31, 2021, the balances of the notes totaled $332,474.

On August 24, 2016, a total of $75,000 in advances from a related party was converted into a two-year unsecured convertible note payable to Nicholas Campanella, Chief Executive Officer of the Company, pursuant to a private placement memorandum. The note matures on August 24, 2018, has an annual interest rate of 12.5% and is due at maturity. At the election of the holder, upon the occurrence of certain events, the note can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with this note, the Company issued 75,000 shares of Series B preferred stock, as further described in Note 6. As of June 30, 2022 and December 31, 2021, the balance of the notes was $76,500.

Accrued interest on the convertible notes, related party totaled $135,033 and $120,278 as of June 30, 2022 and December 31, 2021, respectively.

Project Financing Obligation

In June 2018, the Company received proceeds of $260,000 pursuant to a partnership agreement and related partnership contribution agreements with third party investors, pursuant which investors have agreed to provide financing for no less than (10) ten new bus shelters being installed annually. Each investment in the partnership grants the investor the right to preferential distributions of profits related to the Company’s contract with Rhode Island. The investors receive 100% of the profits from the Rhode Island contract to install 20 bus shelters until 100% of the initial investments are returned. Thereafter, the investors receive 20% of the remaining profits from Rhode Island contract. As of June 30, 2022 and December 31, 2021, no profits have been earned on the Rhode Island contract, no repayments have occurred, and the total amount of investments received totaling $260,00 is reflected on the accompanying consolidated balance sheet as a Project Financing Obligation.

Line of credit, related party

On October 23, 2015, the Company entered into a line of credit agreement with Nicholas Campanella, Chief Executive Office of the Company, for a total value of $250,000. The line of credit does not bear an interest rate and is payable on demand. As of June 30, 2022 and December 31, 2021, the balance of the debt to related party was $163,936. (CONFIRM THIS WITH NICK ET AL)

Note Payable

On June 21, 2019, the Company issued a six-month ten percent interest promissory note in the amount of $200,000. The note was funded July 8, 2019. Per the terms of the note, the Company agreed to issue to the lender was issued 2,000,000 shares of restricted common stock, with a fair value of $2,600 as an inducement. The balance of the note is $200,000 as of June 30, 2022 and December 31, 2021. The note is currently in default.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2022, the Company has designated 12,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Convertible Preferred Stock, and 500,000 shares of Series C Convertible Stock.

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

Series C Preferred Stock - In connection with the reverse merger, the Company issued 275,000 shares of Series C Preferred Stock. Holders of Series C Preferred Stock are not entitled to voting rights or preferential rights upon liquidation. Each share of Series C Preferred Stock shall pay an annual dividend in the amount of $0.125 per year, for a total of $0.25, over an eighteen (18) month term, from the date of issuance (the “Commencement Date”). Dividend payments shall be payable as follows: (i) dividend in the amount of $0.0625 per share of Series C Preferred Stock at the end of each of the third quarter and fourth quarter of the first twelve (12) months of the twenty-four (24) month period after the Commencement Date; and (ii) dividend in the amount of $0.03125 per share of Series C Preferred Stock at the end of each of the four quarters of the second twelve (12) months of the twenty-four (24) month period after the Commencement Date. The source of payment of the dividends will be derived from up to thirty-five percent (35%) of net revenues (“Net Revenues”) from the Street Furniture Division of the Corporation following the seventh (7th) month after the Commencement Date. To the extent the amount derived from the Net Revenues of the Street Furniture Division is insufficient to pay dividends of Series C Preferred Stock, if a sufficient amount is available, the next quarterly payment date the funds will first pay dividends of Series C Preferred Stock past due. At the conclusion of twenty-four months after the Commencement Date, and upon the payment of all dividends due and owing on said Series C Preferred Stock, the Series C Preferred Stock shall automatically be redeemed by the Corporation and returned to the Corporation for cancellation, as unissued, non-designated, preferred shares. The series C preferred stock were redeemed during the year ended December 31, 2018. As of June 30, 2022 and December 31, 2021, dividends payable of $22,038, are reflected as dividends payable on the accompanying consolidated balance sheets.

Warrants

There was no warrant-relate activity for the six months ended June 30, 2022. The following summarizes warrant information as of June 30, 2022:

Exercise Price	Number of Shares	Expiration Date
$10.00	100,000	October 27,2027
$45.00	900,000	October 27,2027
	1,000,000

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment agreement

On December 20, 2014, the Company entered into a five-year employment agreement with Nicholas Campanella, Chief Executive Officer. Under the terms of the agreement, the Company is required to pay a base compensation of $180,000 annually, subject to increases in cost of living and performance bonuses as awarded by the Board of Directors. After 5 years, the agreement is automatically renewed for an additional two years unless terminated by either party. As part of the agreement Mr. Campanella opted to defer, with no interest, the receipt of compensation under the agreement until the Company has the funds to pay its obligation. In October 2017, the Company issued 12,000,000 shares of series A preferred stock and 1,250,000 shares of common stock to its chief executive officer in settlement of $107,307 of accrued salary. At June 30, 2022 and December 31, 2021, the Company had accrued compensation of $1,172,548 and $1,091,631, respectively, and recorded the related expenses in wages and compensation expense on the accompanying condensed consolidated statements of operations.

Significant customers

For the six months ended June 30, 2022, two customers accounted for 53% of the Company’s revenues. As of June 30, 2022, accounts receivable due from these customers totaled $42,660. (GET THIS TOTAL FROM NICK)

Approximately 79% of the Company’s revenue for the six months ended June 30, 2022, was generated in the State of Rhode Island. (GET THIS NUMBER FROM NICK)

During the six months ended June 30, 2022, management decided to discontinue operations in Rhode Island and focus its sales and marketing resources in New Jersey and Florida, while also working on expanding its efforts in developing its reselling and development efforts on renewable energy such as solar and waste processing derived fuel technology.

Profit Participation Agreement

On October 21, 2019, MedRecycler–RI, Inc., a subsidiary of the Company (“MedRecycler”), entered into a profit participation partnership agreement with its medical waste to energy equipment manufacturer. The manufacturer will contribute approximately $ 3.1 million in Hydrochloric acid (“HCL”) refining equipment that will allow elements of the MedRcycler medical waste residuals to be processed into HCL for sale. The partnership agreement provides for the contribution of the processing equipment in return for a twenty percent (“20%”) gross profit participation right from the processing and sale of the HCL. MedRecycler will contribute and utilize elements of the residual that is produced from the processing of medical waste, along with housing and operating the equipment as part of the agreement. The asset contribution and profit participation partnership agreement are contingent upon the closing of MedRecycler’s permanent financing to fund the MedRecycler facility in West Warrick, RI. Given that legislation has been approved in Rhode Island that has made the projected unlawful, the PPA and the project has ceased and the PPA has been terminated.

Legal Matters

There are no current outstanding legal matters.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Certain affiliates have made non-interest-bearing advances. The balances of these advances, which are due on demand and include the Advances from Related Parties noted in Note 5, totaled $615,432 as of June 30, 2022 and December 31, 2021. Included in accounts payable related parties as of June 30, 2022 and December 31, 2021, are expenses incurred with these affiliates totaling $76,383.

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

Currently, the Company has five (5) subsidiary holdings. Sun Pacific Power Corp., which was the initial company that specialized in solar, electrical and general construction. Bella Electric, LLC that in conjunction with the Company operated our electrical contracting work. Bella Electric, LLC is a Pennsylvania limited liability company. The Company also formed Sun Pacific Security Corp., a New Jersey corporation. Bella Electric, LLC and Sun Pacific Security Corp. have generally ceased operations and we are in the process of dissolving both legal entities. The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on holding the Company’s patents. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” MedRecycler, LLC, is a wholly owned subsidiary duly formed in the state of Nevada. MedRecycler, LLC was created in 2018 to act as a holding company for potential waste to energy projects. On May 28, 2021, MedRecycler, LLC, exchanged its 51% interest in MedRecycler RI, Inc. a Rhode Island Corporation for a profit participation agreement with MedRecycler RI, Inc. This is no current business or operations within MedRecycler, LLC. MedRecycler RI, Inc. was created for the Medical Waste to Energy facility that the Company was attempting to finance and operate in West Warrick, Rhode Island. The Company no longer consolidates MedRecycler RI, Inc. as of May 28, 2021 and all Assets and Liabilities have been sold and/or settled.

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

Going Concern

The Company has an accumulated deficit of $7,762,259 and a working capital deficit of $2,873,308 as of June 30, 2022. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

As of June 30, 2022, we had generated insufficient revenues. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Our projections are based upon our best estimates on future growth. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues, or expenses. If we make poor budgetary decisions as a result of unreliable data, we may never become profitable or incur losses, which may result in a decline in our stock price.

There is substantial doubt about our ability to continue as a going concern and if we are unable to generate significant revenue or secure additional financing, we may be unable to implement our business plan and grow our business.

We have graduating as an emerging growth company and are in the process of selling and developing our products. Consequently, we have not generated enough revenues as of the date of this report. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during the remainder of fiscal 2022. Our independent registered public accounting firm has indicated in their report that these conditions raise substantial doubt about our ability to continue as a going concern for a period of 12 months from the issuance date of this report. The continuation of our business as a going concern is dependent upon the continued financial support from our stockholders.

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

Operating as a public company is more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be costlier than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements. We anticipate that the cost of SEC reporting will be up to approximately $100,000 annually. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities, or if we have secured a qualification, we may lose the qualification and our securities would no longer trade. Further, if we fail to meet these obligations and consequently fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosure available in quarterly, annual reports and other required SEC reports that would be otherwise publicly available leading to increased difficulty in selling their stock due to our becoming a non-reporting issuer.

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

Nicholas Campanella holds convertible promissory notes in excess of $800,000, making Nicholas Campanella the largest creditor of the Company. The convertible promissory notes are convertible into common stock at rate of a 50% discount to market. If Nicholas Campanella were to foreclose upon the limited assets of the Company, we would likely have to file for bankruptcy. Alternatively, Nicholas Campanella could convert the promissory note into common stock increasing his control over the Company.

Results of Operations

Three Months Ended June 31, 2022 compared to Three Months Ended June 30, 2021.

Revenues: Revenues increased by $50,938 from $72,861 for the three months ended June 30, 2021 to 123,799 for the three months ended June 30, 2022 as a result of increase revenues recognized from an expansion of national advertisers that increased marketing and networking efforts by the Company, but we expect revenues will decline as a result of the elimination of revenues from our Rhode Island operations.

Cost of revenues: Cost of revenues decreased by $2,376 from $7,351 for the three months ended June 30, 2021 to $4,975 for the three months ended June 30, 2022 as a result of lesser maintenance and operating expenses.

Operating Expenses: Operating expenses increased by $55,839 from $88,499 for the three months ended June 30, 2021 to $144,338 for the three months ended June 30, 2022 due to due to increases in general and administrative and professional and other filing fees.

Other Income (Expenses), Net: Other Expenses, Net, consisting of interest other income, decreased by $84,150 from $15,454 other expense, net, for the three months ended June 30, 2021 to other income, net, of $68,696 for the three months ended June 30, 2022 as a result of conversion convertible debt in 2021.

Net Income From Continuing Operations: As a result of the above, the Net income from continuing operations decreased by $875,288 from $918,470 for the three months ended June 30, 2021 to $43,182 for the three months ended June 30, 2022.

Six Months Ended June 31, 2022 compared to Six Months Ended June 30, 2021.

Revenues: Revenues increased by $120,280 from $101,917 for the six months ended June 30, 2021 to $222,251 for the six months ended June 30, 2022 as a result of an increase revenues recognized from an expansion of national advertisers that increased marketing and networking efforts by the Company, but we expect revenues will decline as a result of the elimination of revenues from our Rhode Island operations.

Cost of revenues: Cost of revenues decreased by $2,548 from $10,613 for the six months ended June 30, 2021 to $8,065 for the six months ended June 30, 2022 as a result of lesser maintenance and operating expenses.

Operating Expenses: Operating expenses increased by $97,248 from $170,822 for the six months ended June 30, 2021 to $268,070 for the six months ended June 30, 2022 due to increases in general and administrative and professional and other filing fees.

Other Income (Expenses), Net: Other Expenses, Net, consisting of interest other income, decreased by $89,473 from $33,430 other expense, net, for the six months ended June 30, 2021 to other income, net, of $56,043 for the six months ended June 30, 2022 as a result of conversion convertible debt in 2021.

Net Income From Continuing Operations: As a result of the above, the Net income from continuing operations decreased by $705,668 from $707,827 for the three months ended June 30, 2021 to $2,159 for the three months ended June 30, 2022.

Continuing Operations, Liquidity and Capital Resources

As of June 30, 2022, we had a working capital deficit of approximately $2,873,308. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

During the six months ended June 30, 2022, we generated $85,957 of cash in operating activities driven by the company’s operating loss, offset by noncash charge for accrued compensation, bad debt, and deprecation. During the 6 months ended June 30, 2021, we used $516,946 cash in operating activities driven materially from the company’s operating loss and reclassification of $272,304 of cash to discontinued operations.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and (c) that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting principally due to the following:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company does not currently have any outstanding legal matters.

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

There is no material bankruptcy, receivership, or similar proceeding with respect to the Company or any of its significant subsidiaries. However, given the Company’s insolvency, there is a high risk that the Company may be forced to file for bankruptcy if the Company is unable to meet its capital requirements in 2022.

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

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended June 30, 2022, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

Sun Pacific Holding Corp.

Date: August 19, 2022	By:	/s/ Nicholas Campanella
Nicholas Campanella
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

