Form 10-Q
period 2022-09-30
Sun Pacific Holding Corp.
filed 2022-11-14
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☒

As of November 14, 2022, there were 974,953,335 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(unaudited)

	September 30,	December 31,
	2022	2021
		(restated)
ASSETS
Current Assets:
Cash and cash equivalents	$271,915	$68,974
Accounts receivable, net	7,509	116,341
Total current assets	279,424	185,315

Property and Equipment, Net	-	78,859
Deposits and Other Assets	24,031	22,531

Total assets	$303,455	$286,705

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$80,958	$24,802
Accounts payable, related party	4,824	76,512
Accrued compensation to officer	1,213,007	1,091,631
Accrued expenses	171,025	146,609
Accrued expenses, related party	142,413	125,103
Dividends payable, related party	22,038	22,038
Advances from related parties	620,432	615,432
Project financing obligation	260,000	260,000
Convertible notes payable	98,425	98,425
Convertible notes payable, related party	408,196	408,196
Notes Payable, net of discounts	200,000	200,000
Current liabilities held for disposal	-	-
Total current liabilities	3,221,318	3,068,748
Long Term Liabilities
Note payable	35,905	35,905
Total liabilities	3,257,223	3,104,653

Commitments and contingencies (see Note 7)

Stockholders’ Deficit:
Preferred stock $0.0001 par value, 20,000,000 million shares authorized:
Series A preferred stock: 12,000,000 shares designated; 12,000,000 shares issued and outstanding	1,200	1,200
Series B preferred stock: 1,000,000 shares designated; -0- shares issued and outstanding	-	-
Series C preferred stock: 500,000 shares designated; -0- shares issued and outstanding	-	-
Common stock $0.0001 par value, 1,000,000,000 shares authorized; 974,953,335 shares issued and outstanding	97,495	97,495
Additional paid in capital	4,847,775	4,847,775
Accumulated deficit	(7,900,238)	(7,764,418)
Total deficit	(2,953,768)	(2,817,948)
Non-controlling interest in subsidiary	-	-
Total stockholders’ deficit	(2,953,768)	(2,817,948)

Total liabilities and stockholders’ deficit	$303,455	$286,705

The accompanying footnotes are an integral part of these consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues	$29,863	$114,007	$252,114	$215,978
Cost of Revenues	4,255	8,196	12,320	18,809

Gross profit	25,608	105,811	239,794	197,169

Operating expenses:
Wages and compensation	40,458	14,234	121,375	95,151
Professional fees	19,390	18,766	62,025	34,814
General and administrative	21,125	62,634	165,643	136,491
Total operating expenses	80,973	95,634	349,043	266,456

(Loss) income from continung operations	(55,365)	10,177	(109,249)	(69,287)

Other Expenses:
Other income	(64,360)	30,492	19,790	30,492
Interest expense	(18,254)	(15,454)	(46,361)	(48,884)
Total other income (expense), net	(82,614)	15,038	(26,571)	(18,392)

Net (loss) income from continuing operations before income tax benefit	(137,979)	25,215	(135,820)	(87,679)

Income tax benefit - continuing operations	-	-	-	956,913

Net (loss) income from continuing operations	(137,979)	25,215	(135,820)	869,234

Income from discontinued operations before taxes	-	-	-	3,093,558

Income tax expense - discontinued operations	-	-	-	(956,913)

Income from discontinued operations	-	-	-	2,136,645

Net (loss) income	$(137,979)	$25,215	$(135,820)	$3,005,879

Net loss attributable to non-controlling interst	-	(1,632,520)	-	(1,380,978)

Net (loss) income attributable to common stockholders	$(137,979)	$(1,607,305)	$(135,820)	$1,624,901

Net Loss Per Common Share - Basic	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted Average Shares Outstanding - Basic	974,953,335	974,953,335	974,953,335	973,935,957

Net Loss Per Common Share - Diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted Average Shares Outstanding - Diluted	1,280,013,258	1,139,032,105	1,280,013,258	1,138,014,727

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(unaudited)

	Series A				Additional		Non-
	Preferred Stock		Common Stock		Paid In	Accumulated	Controlling	Total
Nine Months Ended September 30, 2021	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balances at December 31, 2020 (restated)	12,000,000	$1,200	966,726,357	$96,672	$4,693,389	$(9,352,390)	$(1,380,978)	$(5,942,107)
Issuance of Previously subscribed common stock	-	-	300,000	30	(30)	-	-	-
Conversion of convertible debt	-	-	7,626,978	763	154,446	-	-	155,209
Cashless exercise of common stock warrants	-	-	300,000	30	(30)	-	-	-
Net loss	-	-	-	-	-	(336,260)	(251,542)	(587,802)
Balances at March 31, 2021 (restated)	12,000,000	1,200	974,953,335	97,495	4,847,775	(9,688,650)	(1,632,520)	(6,374,700)
Net income	-	-	-	-	-	1,935,946	1,632,520	3,568,466
Balances at June 30, 2021 (restated)	12,000,000	1,200	974,953,335	97,495	4,847,775	(7,752,704)	-	(2,806,234)
Net income	-	-	-	-	-	25,215	-	25,215
Balances at September 30, 2021 (restated)	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(7,727,489)	$-	$(2,781,019)

Nine Months Ended September 30, 2022
Balances at December 31, 2021 (restated)	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(7,764,418)	$-	$(2,817,948)
Net loss	-	-	-	-	-	(41,023)	-	(41,023)
Balances at March 31, 2022	12,000,000	1,200	974,953,335	97,495	4,847,775	(7,805,441)	-	(2,858,971)
Net income			-			43,182	-	43,182
Balances at June 30, 2022	12,000,000	1,200	974,953,335	97,495	4,847,775	(7,762,259)	-	(2,815,789)
Net loss						(137,979)	-	(137,979)
Balances at September 30, 2022	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(7,900,238)	$-	$(2,953,768)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(unaudited)

	2022	2021
Cash flows from Operating Activities:
Net (loss) income	$(135,820)	$3,005,879
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	14,499	11,307
Gain on sale of property	(19,790)	-
Gain on deconsolidation	-	(3,861,861)
Forgiveness of payroll protection loan	-	(30,492)
Effect of discontinue operations on cash	-	272,304
Changes in operating assets and liabilities:
Accounts receivable	108,832	(37,005)
Prepaid expenses and deposits	(1,500)	-
Accounts payable	56,156	(30,304)
Accounts payable, related party	(71,688)	-
Accrued compensation to officer	121,376	94,403
Accrued expenses	29,416	22,750
Accrued expenses, related party	17,310	22,134
Net cash provided by (used in) operating activities	118,791	(530,885)

Cash flows from Investing Activities (Discontinued Operations):
Proceeds form sale of property	84,150	-
Net cash provided by investing activities	84,150	-

Cash flows from Financing Activities:
Proceeds from payroll protection loan	-	35,905
Proceeds from the issuance of convertible debt	-	500,000
Net cash provided by financing activities	-	535,905

Net increase in cash and restricted cash	202,941	5,020
Cash and restricted cash at beginning of year	68,974	55,817
Cash and restricted cash at end of year	$271,915	$60,837

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Note payable extension fee added to principal	$458,063	$458,063
Issuance of common stock upon conversion of convertible debt and accrued interest	$155,209	$155,209

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

As of today, the Company’s principal source of revenues is derived from Street Smart Outdoor Corp. operations in the outdoor advertising business with contracts in place in Tallahassee, Florida and New Jersey.

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

Restatement

During the nine months ended September 30, 2022, the Company discovered its previously reported balance sheet as of December 31, 2021 included $65,475 of accounts payable that were paid in 2017 and 2018 due to an error in the recording of these payments, resulting in an overstate of liabilities and expenses for those periods. Management determined that the errors discovered were immaterial to all previously presented financial statements, but correcting the error in the current period would materially misstatement the current financial statements. Accordingly, the Company has corrected the error by recording an adjustment to the consolidated balance sheet as of December 31, 2021 as follows:

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

The accompanying consolidated statement of stockholders’ deficit for the three and nine months ended September 30, 2021 reflects the above adjustment in accumulated deficit as of December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021.

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

The Company disposed of a component of its business pursuant to a Net Profit Participation Agreement dated May 28, 2021, resulting in the Company no longer controlling the subsidiary, which met the definition of a discontinued operation. Accordingly, the operating results of the business disposed are reported as income (loss) from discontinued operations in the accompanying consolidated statements of operations for the nine months ended September 30, 2021. The following summarize loss from discontinued operations included on the consolidated statements of operations for the nine months ended September 30, 2021:

Nine Months Ended September 30, 2021:
Operating Expenses	$(483,213)
Interest expenses	(285,090)
Gain on deconsolidation	3,861,861
Net income from discontinued operations	$3,093,558

Cash, and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. As of September 30, 2022, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At September 30, 2022, none of the Company’s cash balances were in excess of federally insured limits.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts was $0 as of September 30, 2022 and December 31, 2021.

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

Impairment of long-lived assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During the nine months ended September 30, 2022, the Company did not identify any such impairment losses.

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

Revenue recognition

100% of the Company’s revenue for the nine months ended September 30, 2022 and 2021, is recognized based on the Company’s satisfaction of distinct performance obligations identified generally at a point in time as defined by Topic 606, as amended.

Advertising Costs

Advertising costs are expensed in the period incurred and totaled $7,288 and $21,798 for the nine months ended September 30, 2022 and 2021, respectively.

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the three and nine months ended September 30, 2022 and 2021, warrants to acquire 1,000,000 shares and 305,059,923 shares underlying convertible debt have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive. The following summarizes the calculation of diluted income and weighted average shares outstanding for the three and nine months ended September 30, 2021:

		Weighted
		Average
Three Months Ended September 30, 2021	Net Income	Shares
Basic	$25,215	974,953,335
Convertible Debt	7,840	164,078,770
Diluted	$33,055	1,139,032,105

		Weighted
		Average
Nine Months Ended September 30, 2021	Net Income	Shares
Basic	$3,005,879	973,935,957
Convertible Debt	31,361	164,078,770
Diluted	$3,037,240	1,138,014,727

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2022 and 2021, the Company reported losses from continuing operations of $109,249 and $69,287, respectively. The Company had a working capital deficit of $2,941,894 as of September 30, 2022. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the additional capital to meet short and long-term operating requirements. Management is continuing to pursue external financing alternatives to improve the Company’s working capital position however additional financing may not be available upon acceptable terms, or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of September 30, 2022 and December 31, 2021:

	2022	2021
Furniture and equipment	$-	$265,999
Vehicles	-	67,240
Leasehold Improvements	-	66,077
Less: Accumulated Depreciation	-	(320,457)
Property and equipment, net	$-	$78,859

Depreciation expenses totaled $14,499 and $11,307 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 5 - BORROWINGS

Convertible notes payable

On August 24, 2016, the Company issued two two-year unsecured convertible notes payable totaling $200,000 pursuant to a private placement memorandum. The notes matured on August 24, 2018 and have an annual interest rate of 12.5%. At the election of the holder, upon the occurrence of certain events, the notes can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In August 2018, the holders of the notes agreed to extend the maturity date of the notes to December 31, 2019, in exchange for warrants to acquire 600,000 shares of common stock for an exercise price of $0.31 per share, exercisable over three years. The Company estimated the fair value of the warrants, totaling $16,401, using the Black Scholes Method and recorded an additional discount against the note to be amortized over the extended term of the notes. During the nine months ended September 30, 2021, the holders elected to convert principal of $100,000 and interest of $55,209 into 7,626,978 shares of common stock. The notes are in default and carried at $98,425 with no remaining unamortized discount as of September 30, 2022 and December 31, 2021.

Convertible notes payable, related party

On October 23, 2015, a total of $332,474 in advances from a related party was converted into two one-year unsecured convertible notes payable to Nicholas Campanella, Chief Executive Officer of the Company. The notes have an annual interest rate of 6% and are currently in default. At the election of the holder, the notes can be converted into common stock of the Company at a conversion price per share equal to 20% of the average bid price for the three consecutive business days prior to conversion. As of September 30, 2022 and December 31, 2021, the balances of the notes totaled $332,474.

On August 24, 2016, a total of $75,000 in advances from a related party was converted into a two-year unsecured convertible note payable to Nicholas Campanella, Chief Executive Officer of the Company, pursuant to a private placement memorandum. The note matures on August 24, 2018, has an annual interest rate of 12.5% and is due at maturity. At the election of the holder, upon the occurrence of certain events, the note can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with this note, the Company issued 75,000 shares of Series B preferred stock, as further described in Note 6. As of September 30, 2022 and December 31, 2021, the balance of the notes was $76,500.

Accrued interest on the convertible notes, related party totaled $142,411 and $120,278 as of September 30, 2022 and December 31, 2021, respectively.

Project Financing Obligation

In June 2018, the Company received proceeds of $260,000 pursuant to a partnership agreement and related partnership contribution agreements with third party investors, pursuant which investors have agreed to provide financing for no less than (10) ten new bus shelters being installed annually. Each investment in the partnership grants the investor the right to preferential distributions of profits related to the Company’s contract with Rhode Island. The investors receive 100% of the profits from the Rhode Island contract to install 20 bus shelters until 100% of the initial investments are returned. Thereafter, the investors receive 20% of the remaining profits from Rhode Island contract. As of September 30, 2022 and December 31, 2021, no profits have been earned on the Rhode Island contract, no repayments have occurred, and the total amount of investments received totaling $260,000 is reflected on the accompanying consolidated balance sheet as a Project Financing Obligation. The Company’s contract with Rhode Island has been mutually terminated and the Company is presently in the process of selling the bus shelters and working with the investors as the project is wrapped up and concluded and the project financing obligation resolved.

Line of credit, related party

On October 23, 2015, the Company entered into a line of credit agreement with Nicholas Campanella, Chief Executive Office of the Company, for a total value of $250,000. The line of credit does not bear an interest rate and is payable on demand. As of September 30, 2022 and December 31, 2021, the balance of the debt to related party was $163,936.

Note Payable

On June 21, 2019, the Company issued a six-month ten percent interest promissory note in the amount of $200,000. The note was funded July 8, 2019. Per the terms of the note, the Company agreed to issue to the lender was issued 2,000,000 shares of restricted common stock, with a fair value of $2,600 as an inducement. The balance of the note is $200,000 as of September 30, 2022 and December 31, 2021. The note is currently in default.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2022, the Company has designated 12,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Convertible Preferred Stock, and 500,000 shares of Series C Convertible Stock.

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

Series C Preferred Stock - In connection with the reverse merger, the Company issued 275,000 shares of Series C Preferred Stock. Holders of Series C Preferred Stock are not entitled to voting rights or preferential rights upon liquidation. Each share of Series C Preferred Stock shall pay an annual dividend in the amount of $0.125 per year, for a total of $0.25, over an eighteen (18) month term, from the date of issuance (the “Commencement Date”). Dividend payments shall be payable as follows: (i) dividend in the amount of $0.0625 per share of Series C Preferred Stock at the end of each of the third quarter and fourth quarter of the first twelve (12) months of the twenty-four (24) month period after the Commencement Date; and (ii) dividend in the amount of $0.03125 per share of Series C Preferred Stock at the end of each of the four quarters of the second twelve (12) months of the twenty-four (24) month period after the Commencement Date. The source of payment of the dividends will be derived from up to thirty-five percent (35%) of net revenues (“Net Revenues”) from the Street Furniture Division of the Corporation following the seventh (7th) month after the Commencement Date. To the extent the amount derived from the Net Revenues of the Street Furniture Division is insufficient to pay dividends of Series C Preferred Stock, if a sufficient amount is available, the next quarterly payment date the funds will first pay dividends of Series C Preferred Stock past due. At the conclusion of twenty-four months after the Commencement Date, and upon the payment of all dividends due and owing on said Series C Preferred Stock, the Series C Preferred Stock shall automatically be redeemed by the Corporation and returned to the Corporation for cancellation, as unissued, non-designated, preferred shares. The series C preferred stock were redeemed during the year ended December 31, 2018. As of September 30, 2022 and December 31, 2021, dividends payable of $22,038, are reflected as dividends payable on the accompanying consolidated balance sheets.

Warrants

There was no warrant-relate activity for the nine months ended September 30, 2022. The following summarizes warrant information as of September 30, 2022:

Exercise Price	Number of Shares	Expiration Date
$10.00	100,000	October 27,2027
$45.00	900,000	October 27,2027
	1,000,000

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment agreement

On December 20, 2014, the Company entered into a five-year employment agreement with Nicholas Campanella, Chief Executive Officer. Under the terms of the agreement, the Company is required to pay a base compensation of $180,000 annually, subject to increases in cost of living and performance bonuses as awarded by the Board of Directors. After 5 years, the agreement is automatically renewed for an additional two years unless terminated by either party. As part of the agreement Mr. Campanella opted to defer, with no interest, the receipt of compensation under the agreement until the Company has the funds to pay its obligation. In October 2017, the Company issued 12,000,000 shares of series A preferred stock and 1,250,000 shares of common stock to its chief executive officer in settlement of $107,307 of accrued salary. At September 30, 2022 and December 31, 2021, the Company had accrued compensation of $1,213,007 and $1,091,631, respectively, and recorded the related expenses in wages and compensation expense on the accompanying condensed consolidated statements of operations.

Significant customers

For the nine months ended September 30, 2022, two customers accounted for 45% of the Company’s revenues. As of September 30, 2022, accounts receivable due from these customers totaled $1,260.

Approximately 67.5% of the Company’s revenue for the nine months ended September 30, 2022, was generated in the State of Rhode Island. During the nine months ended September 30, 2022, management decided to discontinue operations in Rhode Island and focus its sales and marketing resources in New Jersey and Florida, while also working on expanding its efforts in developing its reselling and development efforts on renewable energy such as solar and waste processing derived fuel technology.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Certain affiliates have made non-interest-bearing advances. The balances of these advances, which are due on demand and include the Advances from Related Parties noted in Note 5, totaled $620,432 and $615,432 as of September 30, 2022 and December 31, 2021, respectively. Included in accounts payable related parties as of September 30, 2022 and December 31, 2021, are expenses incurred with these affiliates totaling $76,383.

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

As of today, our principal source of revenues is derived from Street Smart Outdoor Corp. operations in the outdoor advertising business with contracts in place in New Jersey, and Tallahassee, Florida, along with some other minor contracting work that we are currently reviewing to determine if we shall continue pursuing in the future. We are currently in discussions with a nationally known outdoor advertising firm to manage and expand our operations, either through a joint venture, partnership, and or a management arrangement as a result of the company’s insufficient working capital and as an option to allow for the expansion of our technologies and or contracts by working with other parties that can bring management expertise and or other resources that may allow us to further optimize our growth strategies

Sun Pacific Power Corp. has entered into an agreement with Fox-ess, a global leader in the development of inverter and energy storage solutions as a wholesale distributer for North and South America and Australia. Sun Pacific Power Corp. has also entered into an agreement with a South Asian solar manufacturer to act as an original equipment manufacturer (“OEM”) for Sun Pacific Solar Panels and associated products.

Sun Pacific Power Corp. is in the development stage of undertaking the financing and building of a one gigawatt solar panel manufacturing plant.

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

Going Concern

The Company has an accumulated deficit of $7,900,238 and a working capital deficit of $2,941,894 as of September 30, 2022. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

As of September 30, 2022, we had generated insufficient revenues. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Our projections are based upon our best estimates on future growth. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues, or expenses. If we make poor budgetary decisions as a result of unreliable data, we may never become profitable or incur losses, which may result in a decline in our stock price.

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

Results of Operations

Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021.

Revenues: Revenues decreased by $84,144 from $114,007 for the three months ended September 30, 2021 to $29,863 for the three months ended September 30, 2022 as a result of a reduction in revenues attributable to the loss of a contract in the state of Rhode Island associated with advertising of bus shelters.

Cost of revenues: Cost of revenues decreased by $3,941 from $8,196 for the three months ended September 30, 2021 to $4,255 for the three months ended September 30, 2022.

Operating Expenses: Operating expenses decreased by $14,661 from $95,634 for the three months ended September 30, 2021 to $80,973 for the three months ended September 30, 2022 due to due to increases in wages and compensation and offsetting decreases in general and administrative expenses.

Other Income (Expenses), Net: Other Expense, Net, was $82,614 for the three months ended September 30, 2022 consisting of other expense and interest expense compared other income, net of $15,038, for the three months ended September 30, 2021 comprised of other income net of interest expense.

Net (Loss) Income From Continuing Operations: As a result of the above, the net loss from continuing operations for the three months ended September 30 2022 was $137,979 compared to net income from continuing operations of $25,215 for the three months ended September 30, 2022.

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021.

Revenues: Revenues increased by $36,136 from $215,978 for the nine months ended September 30, 2021 to $252,114 for the nine months ended September 30, 2022 as a result of an increase in revenues recognized from an expansion of national advertisers that increased marketing and networking efforts in the first half of the year. With the loss of a contract with the State of Rhode Island, revenues from advertising associated with bus shelters will be lower on a going forward basis until such time as new opportunities are either put into place or an expansion of other revenues are generated.

Cost of revenues: Cost of revenues decreased by $6,489 from $18,809 for the nine months ended September 30, 2021 to $12,320 for the nine months ended September 30, 2022.

Operating Expenses: Operating expenses increased by $82,587 from $266,456 for the nine months ended September 30, 2021 to $349,043 for the nine months ended September 30, 2022 due to increases in wages and compensation, general and administrative and professional and other filing fees.

Other Income (Expenses), Net: Other expense, net increased by $8,179 from other expense, net of $18,392 for the nine months ended September 30, 2021 to other income, net of $26,571 for the nine months ended September 30, 2022.

Net (Loss) Income From Continuing Operations: As a result of the above, the net income from continuing operations decreased by $1,005,054 from net income from continuing operations of $869,234 for the nine months ended September 30 2021 to net loss from continuing operations of $135,820 for the nine months ended September 30, 2022 as a result income tax benefit – continuing operations.

Continuing Operations, Liquidity and Capital Resources

As of September 30, 2022, we had a working capital deficit of approximately $2,941,894. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

During the nine months ended September 30, 2022, we generated $118,791 of cash in operating activities driven by the company’s operating loss, offset by noncash charge for accrued compensation, bad debt, and deprecation. During the nine months ended September 30, 2021, we used $530,885 cash in operating activities driven materially from the company’s operating loss and reclassification of $272,304 of cash to discontinued operations.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and (c) that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting principally due to the following:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended September 30, 2022, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

Sun Pacific Holding Corp.

Date: November 14, 2022	By:	/s/ Nicholas Campanella
Nicholas Campanella
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

