Form 10-K
period 2022-12-31
Sun Pacific Holding Corp.
filed 2023-04-18
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

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

As of June 30, 2022, the last business day of the Registrant’s most recently completed fiscal year, the market value of our common stock held by non-affiliates was $8,469,108, which is based on the closing price of such common equity, as of the last practical business day of the registrant’s most recently completed fiscal year of $0.009.

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of April 17, 2023 was 974,953,335.

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

PART I

Item 1. Business

Company Overview

The Company was incorporated under the laws of the State of New Jersey on July 28, 2009, as Sun Pacific Power Corporation and together with its subsidiaries, are referred to as the “Company”. On August 24, 2017, the Company entered into an Acquisition Agreement with EXOlifestyle, Inc. whereby the Company became a wholly owned subsidiary of EXOlifestyle, Inc. The acquisition was accounted for as a reverse merger, resulting in the Company being considered the accounting acquirer. Accordingly, the accompanying consolidated financial statements included the accounts of EXOlifestyle, Inc. since August 24, 2017.

Utilizing management’s history in general contracting, coupled with our subject matter expertise and intellectual property (“IP”) knowledge of solar panels and other leading-edge technologies, the Company is focused on building a “Next Generation” green energy company. The Company offers competitively priced “Next Generation” solar panel and lighting products by working closely with design, engineering, integration and installation firms in order to deliver turnkey solar and other energy efficient solutions. We provide solar bus stops, solar trashcans and “street kiosks” that utilize our unique advertising offerings that provide State and local municipalities with costs efficient solutions.

Our green energy solutions can be customized to meet most enterprise and/or government mandated regulations and advanced system requirements. Our portfolio of products and services allow our clients to select a solution that enables them to establish a viable standard product offering that focuses on the goals of the client’s entire organization.

Currently, the Company has four (4) subsidiary holdings. Sun Pacific Power Corp., which was the initial company that specialized in solar & other renewable energy projects., The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on holding the Company’s patents. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” The Company also formed Elba Power Corp, an Alabama Corp for the development of a Solar Assembly company. Elba Power Corp has entered into a property purchase contract for approximately $3 million, pending financing, and has obtained the approval for an inducement resolution for $50 million dollars from the State of Alabama, along with a 100% tax abatement on sales and use tax in support of the development of a solar assembly plant. Elba Power Corp is currently working with potential funders in support of the capitalization and development of the project.

Sun Pacific Power Corp. has entered into an agreement with FoxEss, a global leader in the development of inverter and energy storage solutions as a wholesale distributer for North and South America and Australia. Sun Pacific Power Corp. has also entered into an agreement with a South Asian solar manufacturer to act as an original equipment manufacturer (“OEM”) for Sun Pacific Solar Panels and associated products. Sun Pacific Power Corp has also commenced in April 2023, a sales, marketing, and affiliate program to market and install residential solar panels in various markets within the United States.

As of today, our principal source of revenues is derived from Street Smart Outdoor Corp. operations in the outdoor advertising business with contracts in place in New Jersey and Florida.

On September 19, 2019, the United States Patent and Trademark Office published patent US 2019 288 139 A1 for the Frame-Less Encapsulated Photo-Voltaic (PV) Solar Power Panel Supporting Solar Cell Modules Encapsulated Within Optically-Transparent Epoxy-Resin Material Coating a Phenolic Resin Support Sheet issued to National Mechanical Group Corp. Originally designed for application in the solar bus shelters operated by Street Smart Outdoor Corp, as a glassless solar panel, the Company has developed a patent protected product and process for creating solar panels that can be integrated directly into the design of products as a molded, weather resistant plastic. The Company began work developing a business plan for expanding on either manufacturing or licensing of the technology in 2020, with such work continuing into 2023.

Strategic Vision

Our objective is to grow our business as a premier green energy-based provider of both product and services to the public and private sectors. We are working to deploy our strategy in building upon our green energy expertise in conjunction with our intellectual property and subject matter expertise that may allow us to grow a group of business lines in solar and other unique energy related areas.

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

Our challenges continue to be reaching critical mass in our solar shelter business, expanding into other green energy related projects, and securing operational capital. While the Company has never been adequately funded from inception, the Company has attempted to use debt, equity, and other opportunistic in-kind compensation to further the Company’s strategic vision.

Going Concern

The Company has an accumulated deficit of approximately $8.0 million and a working capital deficit of approximately $3.1 million as of December 31, 2022. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its stockholders and/or other third parties.

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

Competition

Our competitive market is made up of a variety of small to large company’s depending upon the area that we are competing within. In the solar and advertising shelter marketplace it is made up of a smaller amount of direct competitors including JC Decaux, Lamar, Clear Chanel, Signal Outdoor, and various others. We believe the Shelter marketplace and the new areas in other green energy marketplace may be subject to more technological change. Given this we believe that the major competitive factors in our marketplace are distinctive technical competencies, governmental certifications and approvals to operate within this space, successful past contract performance, price of services, reputation for quality, and key management personnel with domain expertise.

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

Clients

Our client base is presently made up predominately of U.S. based national advertisers. Historically, we have derived, and may continue to derive in the future, a significant percentage of our total revenues from a relatively small number of contracts. Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer would have a material adverse effect on our results of operations. In future periods, we will continue to focus on diversifying our revenue by increasing the number of our customer contracts and seeking out partnerships that will allow us to increase our customer reach.

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

On September 19, 2019, the United States Patent and Trademark Office published patent US 2019 288 139 A1 for the Frame-Less Encapsulated Photo-Voltaic (PV) Solar Power Panel Supporting Solar Cell Modules Encapsulated Within Optically-Transparent Epoxy-Resin Material Coating a Phenolic Resin Support Sheet issued to National Mechanical Group Corp. Originally designed for application in the solar bus shelters operated by Street Smart Outdoor Corp, as a glassless solar panel, the Company has developed a patent protected product and process for creating solar panels that can be integrated directly into the design of products as a molded, weather resistant plastic. The Company began work developing a business plan for expanding on either manufacturing or licensing of the technology in 2020, with such work continuing into 2023.

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

Employees

As of December 31, 2022, we had 2 full-time employees. We periodically engage additional consultants and employ temporary or full-time employees as needed. Potential employees possessing the unique qualifications required are readily available for both part-time and full-time employment. The primary method of soliciting personnel is through recruiting resources directly utilizing all known sources including electronic databases, public forums, and personal networks of friends and former co-workers.

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

Item 2. Properties

Currently, we operate in a virtual setting and have no direct costs related to office space. We believe we will obtain additional facilities required to accommodate projected needs without difficulty and at commercially reasonable prices.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The high and low per share closing sales prices of the Company’s stock on the OTC Markets (ticker symbol: SNPW) for each quarter for the years ended December 31, 2022 and 2021 were as follows:

Quarter Ended	High	Low

March 31, 2021	0.210	0.002
June 30, 2021	0.062	0.025
September 31, 2021	0.041	0.015
December 31, 2021	0.027	0.012
March 31, 2022	0.014	0.014
June 30, 2022	0.014	0.006
September 31, 2022	0.021	0.009
December 31, 2022	0.014	0.006

Holders of our Common Stock

As of April 15, 2023, there were approximately 581 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is VStock Transfer.

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

Repurchases of Equity Securities

We repurchased no shares of our Common Stock during the years ended December 31, 2022 and 2021.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. This discussion should be read in conjunction with the other sections of this Form 10-K, including “Risk Factors,” and the Financial Statements. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report on Form 10-K. See “Forward-Looking Statements.” Our actual results may differ materially. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Currently, the Company has four (4) subsidiary holdings. Sun Pacific Power Corp., which was the initial company that specialized in solar & other renewable energy projects., The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on holding the Company’s patents. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” The Company also formed Elba Power Corp, an Alabama Corp for the development of a Solar Assembly company. Elba Power Corp has entered into a property purchase contract for approximately $3 million, pending financing, and has obtained the approval for an inducement resolution for $50 million dollars from the State of Alabama, along with a 100% tax abatement on sales and use tax in support of the development of a solar assembly plant. Elba Power Corp is currently working with potential funders in support of the capitalization and development of the project.

Sun Pacific Power Corp. has entered into an agreement with FoxEss, a global leader in the development of inverter and energy storage solutions as a wholesale distributer for North and South America and Australia. Sun Pacific Power Corp. has also entered into an agreement with a South Asian solar manufacturer to act as an original equipment manufacturer (“OEM”) for Sun Pacific Solar Panels and associated products. Sun Pacific Power Corp has also commenced in April 2023, a sales, marketing, and affiliate program to market and install residential solar panels in various markets within the United States.

As of today, our principal source of revenues is derived from Street Smart Outdoor Corp. operations in the outdoor advertising business with contracts in place in New Jersey and Florida.

Strategic Vision

Our objective is to grow our business as a premier green energy-based provider of both product and services to the public and private sectors. We are working to deploy our strategy in building upon our green energy expertise in conjunction with our intellectual property and subject matter expertise that may allow us to grow a group of business lines in solar and other unique energy related areas.

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

Our challenges continue to be reaching critical mass in our solar shelter business, expanding into other green energy related projects, and securing operational capital. While the Company has never been adequately funded from inception, the Company has attempted to use debt, equity, and other opportunistic in-kind compensation to further the Company’s strategic vision.

Going Concern

The Company has an accumulated deficit of approximately $8.0 million and a working capital deficit of approximately $3.1 million as of December 31, 2022. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its stockholders and/or other third parties.

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

Use of estimates in the preparation of consolidated financial statements

Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts and impairment assessments related to long-lived assets.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned, and less-than-wholly owned subsidiaries of which the Company holds a controlling interest. All significant intercompany balances and transactions have been eliminated. Amounts attributable to minority interests in the Company’s less-than-wholly owned subsidiary are presented as non-controlling interest on the accompanying consolidated balance sheets and statements of operations.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. The Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000, per depositor, per institution. At December 31, 2022 and 2021, none of the Company’s cash balances were in excess of federally insured limits. Any and all withdrawals are strictly controlled by the lending institution and use of proceeds must be approved prior to release of funds.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change and can have an impact on collections and our estimation process. The Company determined that an allowance for doubtful accounts was not necessary as of December 31, 2022 and 2021.

Leases

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842). Topic 842 amends several aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July 2018, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU 2018-10 Codification Improvements to Topic 842, Leases and ASU 2018-11 Leases (Topic 842): Targeted Improvements. The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. A modified retrospective application is required with an option to not restate comparative periods in the period of adoption.

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

Fair value of financial instruments

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses, and accrued expenses due to related parties approximate fair value due to their short-term nature. The Company’s long-term debt approximates fair value given the instruments bear market rates of interest.

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

Impairment of long-lived assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. At December 31, 2022 and 2021, the Company has not identified any such impairment losses.

Income taxes

Under ASC Topic 740, Income Taxes, the Company is required to account for its income taxes through the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

Revenue Recognition

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a promised good or service to a customer in accordance with Topic 606. Revenue from the sale of advertising space on displays from the Company’s Outdoor Advertising Shelter Revenues is generally recognized ratably over the term of the contract as the advertisement is displayed.

The Company recognizes revenue in amounts that reflect the consideration it expects to receive in exchange for transferring goods or services to customers, excluding sales taxes and other similar taxes collected on behalf of governmental authorities (the “transaction price”). When this consideration includes a variable amount, the Company estimates the amount of consideration it expects to receive and only recognizes revenue to the extent that it is probable it will not be reversed in a future reporting period. Because the transfer of promised goods and services to the customer is generally within a year of scheduled payment from the customer, the Company is not typically required to consider the effects of the time value of money when determining the transaction price. Advertising revenue is reported net of agency commissions.

In order to appropriately identify the unit of accounting for revenue recognition, the Company determines which promised goods and services in a contract with a customer are distinct and are therefore separate performance obligations. If a promised good or service does not meet the criteria to be considered distinct, it is combined with other promised goods or services until a distinct bundle of goods or services exists.

For revenue arrangements that contain multiple distinct goods or services, the Company allocates the transaction price to these performance obligations in proportion to their relative standalone selling prices. The Company has concluded that the contractual prices for the promised goods and services in its standard contracts generally approximate management’s best estimate of standalone selling price as the rates reflect various factors such as the size and characteristics of the target audience, market location and size, and recent market selling prices. However, where the Company provides customers with free or discounted services as part of contract negotiations, management uses judgment to determine how much of the transaction price to allocate to these performance obligations.

The Company receives payments from customers based on billing schedules that are established in its contracts, and deferred revenue is recorded when payment is received from a customer before the Company has satisfied the performance obligation or a non-cancelable contract has been billed in advance in accordance with the Company’s normal billing terms.

All of the Company’s revenue for the years ended December 31, 2022 and 2021, is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as defined by Topic 606, as amended.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This standard replaced most existing revenue recognition guidance and is codified in FASB ASC Topic 606. Effective January 1, 2018, the Company adopted ASU No. 2014-09 using the modified retrospective method. Under the new guidance, the Company recognizes revenue from contracts based on the Company’s satisfaction of distinct performance obligations identified in each agreement. The adoption of the guidance under ASU No. 2014-09 did not result in a material impact on the Company’s consolidated revenues, results of operations, or financial position. As part of the implementation of ASC 606 the Company must present disaggregation of revenues from contracts with customers into categories that depict how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. Quantitative disclosures on the disaggregation of revenue are as follows:

	2022	2021
Outdoor Advertising Shelter Revenues	$265,573	$377,593

Earnings Per Share

Under ASC 260, Earnings Per Share (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the year ended December 31, 2022, basic and diluted loss per share are the same as the calculation of diluted per share amounts would result in an anti-dilutive calculation. The following summarizes the calculation of diluted income per share for the year ended December 31, 2021:

	Net Income	Weighted Average Shares Outstanding
Basic	$2,968,950	974,192,392
Convertible Debt	41,814	142,645,305
Diluted	$3,010,764	1,116,837,697
Diluted Net Income Per Share	$0.00

Results of Operations for the Year Ended December 31, 2022 as Compared to the Year Ended December 31, 2021

Revenues

During the year ended December 31, 2022, revenues decreased $112,020, from $377,593 for the year ended December 31, 2021 to $265,573 in 2022, as a result of more advertising revenues and less general contracting services as the Company migrates away from general contracting services and towards the development of Green Energy Projects including the sale of Solar powered shelters and other energy related projects that derive income from advertising sources. The Company has entered into revenue sharing agreements with the City of Tallahassee and the State of New Jersey, along with others. Depending upon the timing of installation and advertising revenue generated per shelter and or other advertising-based product, the Company’s Revenue may increase materially from this green energy offering.

Cost of Revenues

During the year ended December 31, 2022, cost of revenues decreased by $10,401, from $27,044 for the year ended December 31, 2021 to $16,643 in 2022, as a result of less general contracting services revenues. Costs of revenues may shift dramatically depending upon how the Company’s comparative revenue profile of the products and services shift in the future.

Operating Expenses

During the year ended December 31, 2022, operating expenses increased by $95,248, from $441,311 for the year ended December 31, 2021 to $536,559 in need to disclose the reason for the increase - professional fees increased $33,083 and general and administrative increased $63,284.

Other Income (Expenses)

During the year ended December 31, 2022, other income (expenses) decreased by $42,865 from total other expense of $33,846 for the year ended December 31, 2021 to $9,019 total other income for the year ended December 31, 2022.

Net Loss from Continuing Operations

As a result of the above, the Company incurred Net (Loss) Income from Continuing Operations of $(278,610) and $696,113 for the years ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Net Working Capital

We have, since inception, financed operations and capital expenditures through the sale of stock and convertible notes and debt. Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, and unbilled receivables.

At December 31, 2022, we had a net working capital deficit of approximately $3,120,589 compared to $2,883,433 at December 31, 2021.

We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

During the years ended December 31, 2022 and 2021, we received $0 and $35,905, respectively, from the Payroll Protection Program.

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

For the year ended December 31, 2022, net cash used in operations was $17,925 driven primarily by net loss offset by decreases in accounts receivable and increases in accrued compensation to officers.

For the year ended December 31, 2021, net cash used in operations was approximately $522,748 driven primarily by current year operating loss, and $272,304 of cash deconsolidated.

Cash Flows from Investing Activities

For the year ended December 31, 2022, cash provided by investing activities was approximately $96,000, from the sale of property.

There were no investing activities for the year ended December 31, 2021.

Cash Flows from Financing Activities

Cash provided by financing activities provides an indication of our debt financing and proceeds from capital raise transactions.

There were no financing activities for the year ended December 31, 2022.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were not effective.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures for the Company. 3As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were not effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Executive	Age	Position
Nicholas Campanella	58	Chairman of the Board, Chief Executive Officer and Director
Vincent Randazzo	61	Director

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

Vincent Randazzo, Director was appointed to the Board of Directors of Sun Pacific Holding Corp. because of his management experience with manufacturing operations and financial reporting. Mr. Randazzo received his Bachelor of Science in Business Administration from Saint Francis College. Mr. Randazzo started his career as an accounting clerk for Agip, USA. Thereafter, he quickly became a Manager of General Accounting for Time Warner Corporation rising to Plant Manager within 10 years with the company. In 1998, Mr. Randazzo joined I.L Walker, Inc., a folding carton manufacturing operation, as Vice President/General Manager. I.L. Walker, Inc. at the time had annual sales of $23,000,000. Mr. Randazzo was responsible for 155 employees, initiated new manufacturing and quality standards. Based on his experience with I.L. Walker, Inc., in 2001, Mr. Randazzo started his own firm, Zapp Packaging, Inc. driving sales from $1,500,000 the first year of operations to $15,000,000 in 2005 when he sold the company. In 2006, Mr. Randazzo joined MyPrint a division of e-Tools Corporation as V.P. of Operations until he was appointed C.E.O. in 2007. Mr. Randazzo’s experience brings expertise in building and growing businesses.

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

Item 11. Executive Compensation

Name and Principal Position	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Non- Qualified Deferred Compensation Earnings	All Other Compensation(1)	Total
Nicholas Campanella	2022	$-	$-	$-	$-	$-	$-	$-	$-
	2021	$-	$-	$-	$-	$-	$-	$-	$-

(1) In 2022 and 2021, Mr. Campanella received a salary for his services rendered for MedRcycler-RI, Inc.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 17, 2023, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s common stock. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each beneficial owner is c/o Sun Pacific Holding Corporation, 345 Highway 9 South, Suite 388, Manalapan, New Jersey 07726.

Name	Position	Number of Shares of Common Stock		Percentage of Common Stock (1)

Officers & Directors

Nicholas Campanella	Chairman of the Board. CEO, & Director	33,897,166	(2)	3.48%
Vincent Randazzo	Director	44,150		*
	Total Owned by all Officers and Directors	33,941,316		3. 48%

(1)	Applicable percentage ownership is based on 974,953,335 shares of common stock outstanding as of April 13, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of are deemed to be beneficially owned by the person holding such securities for computing the percentage of ownership of such person but are not treated as outstanding for computing the percentage ownership of any other person. Nicholas Campanella, our Chairman and Chief Executive Officer holds 12,000,000 shares of Series A Preferred Stock as of April 17, 2023. The Series A Preferred Stock has voting rights equal to 125 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights. As a result, Mr. Campanella has the equivalent to 1,500,000,000 votes. Therefore, although the officers, directors and beneficial holders of shares greater than 5% of the common stock have voting rights equal to 3.48% of the voting rights of the common stock, this amounts to only 3.67% of the total voting rights available. Mr. Campanella thus has just over 50% of the total voting rights.

(2)	Includes shares held by family members.

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

Vincent Randazzo, our Director, is the brother-in-law of Nicholas Campanella, our Chairman and Chief Executive Office.

On April 1, 2023, the Company’s wholly owned subsidiary, Sun Pacific Power Corp. entered into a joint venture agreement with CAC Realty, LLC, an entity wholly owned by Nicholas Campanella, our sole director and chief executive officer. The joint venture provides that Mr. Campanella will provide the working capital to operate Sun Pacific Power Corp.’s solar sales operations for a period of up to 4 months. In return, CAC Realty, LLC will receive a 12 month, 5% promissory note for all moneys paid to the joint venture and 30% of gross profits earned by Sun Pacific Power Corp.

For the fiscal year ended December 30, 2022, please refer to Note 8 of the financial statements for details related to related party transactions.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Turner Stone & Company, L.L.P. Dallas, Texas, PCAOB Auditor ID 76.

The aggregate fees incurred for each of the last two years for professional services rendered by Turner, Stone & Company, L.L.P. the independent registered public accounting firm for the audit of the Company’s annual financial statements included in the Company’s Form 10-K and review of financial statements for its quarterly reports (Form 10-Qs) are reported below.

The total fees charged by Turner, Stone & Company, L.L.P. in 2022 and 2021 aggregated $42,200 and $33,280, respectively, which includes fees for the 2021 and 2020 audited financial statements and review of the quarterly financial statements.

	Audit	Taxes	Filings	Oher	Total
2022	$42,200	$-	$-	$-	$42,200
2021	$32,280	$-	$-	$-	$33,280

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibit	Filed

3.1	Amended and Restated Articles of Incorporation filed May 29, 2015	Form 10 October 13, 2015

3.2	Bylaws dated April 5, 2005	Form 10 October 13, 2015

3.3	Designation of Series B and Series C Preferred Stock filed with the state of Nevada on August 11, 2017	Form 8-K August 18, 2017

3.4	Certificate of Amendment filed with the state of Nevada on October 3, 2017	Form 8-K October 18, 2017

3.5	Certificate of Change (Reverse Stock Split) filed with the state of Nevada on October 3, 2017	Form 8-K October 18, 2017

10.1	The Acquisition Agreement between the Company and Sun Pacific Power Corp., dated August 16, 2017	Form 8-K August 29, 2017

10.2	The Spinoff Agreement with the Company, Randy Romano, and Vaughan Dugan, dated August 24, 2017	Form 8-K August 29, 2017

10.3	The Forbearance Agreement between the Company and Nicholas Campanella, dated January 11, 2019.	Form 8-K January 14, 2019

10.4	Guarantee of Payment and Performance between the Company and UMB Bank, N.A., date February 7, 2019	Form 8-K February 11, 2019

10.5	Extension of Forbearance Agreement between the Company and Nicholas Campanella, dated April 3, 2019	Form 10-K on April, 4, 2019

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herein

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herein

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Pacific Power Corp.

Date: 4/17/2023	By:	/s/ Nicholas Campanella
	Name:	Nicholas Campanella
	Title:	Chairman of the Board of Directors, & Chief Executive Officer (Principal Executive Officer)

Date: 4/17/2023	By:	/s/ Nicholas Campanella
	Name:	Nicholas Campanella
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on April 17, 2023 on behalf of the registrant and in the capacities indicated.

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

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Sun Pacific Holding Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sun Pacific Holding Corp. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 of the notes to consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a significant working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2017.

Dallas, Texas

April 17, 2023

SUN PACIFIC HOLDING CORP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
		(restated)
ASSETS
Current Assets:
Cash and cash equivalents	$147,049	$68,974
Accounts receivable, net	6,310	116,341
Total current assets	153,359	185,315

Property and equipment, net	-	78,859
Deposits and other assets	24,031	22,531

Total assets	$177,390	$286,705

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$29,469	$24,802
Accounts payable, related party	71,512	76,512
Accrued compensation to officer	1,253,465	1,091,631
Accrued expenses	152,298	146,609
Accrued expenses, related party	158,113	125,103
Dividends payable, related party	22,038	22,038
Advances from related parties	620,432	615,432
Project financing obligation	260,000	260,000
Convertible notes payable	98,425	98,425
Convertible notes payable, related party	408,196	408,196
Notes payable, net of discounts	200,000	200,000
Total current liabilities	3,273,948	3,068,748
Long Term Liabilities
Notes payable, net of current portion	-	35,905
Total liabilities	3,273,948	3,104,653

Commitments and contingencies (see Note 7)

Stockholders’ Deficit:
Preferred stock $0.0001 par value, 20,000,000 million shares authorized	-	-
Series A preferred stock: 12,000,000 shares designated; 12,000,000 shares issued and outstanding	1,200	1,200
Series B preferred stock: 1,000,000 shares designated; -0- shares issued and outstanding	-	-
Series C preferred stock: 500,000 shares designated; -0- shares issued and outstanding	-	-
Common stock $0.0001 par value, 1,000,000,000 shares authorized;	-	-
974,953,335 shares issued and outstanding	97,495	97,495
Additional paid in capital	4,847,775	4,847,775
Accumulated deficit	(8,043,028)	(7,764,418)
Total stockholders’ deficit	(3,096,558)	(2,817,948)

Total liabilities and stockholders’ deficit	$177,390	$286,705

SUN PACIFIC HOLDING CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	2022	2021

Revenues	$265,573	$377,593
Cost of revenues	16,643	27,044

Gross profit	248,930	350,549

Operating Expenses:
Wages and compensation	161,834	162,953
Professional fees	86,433	53,350
General and administrative	288,292	225,008
Total operating expenses	536,559	441,311

Loss from continuing operations	(287,629)	(90,762)

Other Expenses:
Other income	34,929	-
Loan forgiveness	35,905	30,492
Interest expense	(61,815)	(64,338)
Total other income (expense), net	9,019	(33,846)

Net loss from continuing operations before income tax benefit	(278,610)	(124,608)

Income tax benefit - continuing operations	-	820,721

Net (loss) income from continuing operations	(278,610)	696,113

Income from discontinued operations before taxes	-	3,093,558

Income tax expense - discontinued operations	-	(820,721)

Income from discontinued operations	-	2,272,837

Net (loss) income	$(278,610)	$2,968,950

Net income attributable to non-controlling interest	-	1,380,978

Net (loss) income attributable to common stockholders	$(278,610)	$1,587,972

Net (Loss) Income Per Common Share - Basic	$(0.00)	$0.00

Weighted Average Shares Outstanding - Basic	974,953,335	974,192,392

Net (Loss) Income Per Common Share - Diluted	$(0.00)	$0.00

Weighted Average Shares Outstanding - Diluted	974,953,335	1,116,837,697

SUN PACIFIC HOLDING CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	Series A Preferred				Additional		Non-
	Stock		Common Stock		Paid In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balances at December 31, 2020 (restated)	12,000,000	$1,200	966,726,357	$96,672	$4,693,389	$(9,352,390)	$(1,380,978)	$(5,942,107)
Issuance of previously subscribed common stock	-	-	300,000	30	(30)	-	-	-
Conversion of convertible debt	-	-	7,626,978	763	154,446	-	-	155,209
Cashless exercise of common stock warrants	-	-	300,000	30	(30)	-	-	-
Net income	-	-	-	-	-	1,587,972	1,380,978	2,968,950
Balances at December 31, 2021 (restated)	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(7,764,418)	$-	$(2,817,948)
Net loss	-	-	-	-	-	(278,610)	-	(278,610)
Balances at December 31, 2022	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(8,043,028)	$-	$(3,096,558)

SUN PACIFIC HOLDING CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	2022	2021
Cash flows from Operating Activities:
Net (loss) income	$(278,610)	$2,968,950
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	14,499	20,430
Gain on sale of property	(31,640)	-
Gain on deconsolidation	-	(3,861,861)
Loan forgiveness	(35,905)	(30,492)
Effect of discontinue operations on cash	-	272,304
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	110,031	(81,346)
Increase in deposits and other assets	(1,500)	-
Increase (decrease) in accounts payable	4,667	(32,905)
Decrease in accounts payable, related party	(5,000)	-
Increase in accrued compensation to officer	161,834	161,834
Increase in accrued expenses	5,689	30,826
Increase in accrued expenses and advances, related parties	38,010	29,512
Net cash used in operating activities	(17,925)	(522,748)

Cash flows from Investing Activities
Proceeds from sale of property	96,000	-
Net cash provided by investing activities	96,000	-

Cash flows from Financing Activities:
Proceeds from payroll protection loan	-	35,905
Proceeds from the issuance of convertible debt	-	500,000
Net cash provided by financing activities	-	535,905

Net increase in cash and cash equivalents	78,075	13,157
Cash and cash equivalents at beginning of year	68,974	55,817
Cash and cash equivalents at end of year	$147,049	$68,974

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Note payable extension fee added to principal	$-	$458,063
Issuance of common stock upon conversion of convertible debt and accrued interest	$-	$155,209

SUN PACIFIC HOLDING CORP

NOTES TO CONSOLIDATED FINACNIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 and 2021

NOTE 1 - DESCRIPTION OF THE BUSINESS

The Company was incorporated under the laws of the State of New Jersey on July 28, 2009, as Sun Pacific Power Corporation and together with its subsidiaries, are referred to as the “Company”. On August 24, 2017, the Company entered into an Acquisition Agreement with EXOlifestyle, Inc. whereby the Company became a wholly owned subsidiary of EXOlifestyle, Inc. The acquisition was accounted for as a reverse merger, resulting in the Company being considered the accounting acquirer. Accordingly, the accompanying consolidated financial statements included the accounts of EXOlifestyle, Inc. since August 24, 2017.

Utilizing management’s history in general contracting, coupled with our subject matter expertise and intellectual property (“IP”) knowledge of solar panels and other leading-edge technologies, the Company is focused on building a “Next Generation” green energy company. The Company offers competitively priced “Next Generation” solar panel and lighting products by working closely with design, engineering, integration and installation firms in order to deliver turnkey solar and other energy efficient solutions. We provide solar bus stops, solar trashcans and “street kiosks” that utilize our unique advertising offerings that provide State and local municipalities with costs efficient solutions.

Our green energy solutions can be customized to meet most enterprise and/or government mandated regulations and advanced system requirements. Our portfolio of products and services allow our clients to select a solution that enables them to establish a viable standard product offering that focuses on the goals of the client’s entire organization.

Currently, the Company has four (4) subsidiary holdings. Sun Pacific Power Corp., which was the initial company that specialized in solar & other renewable energy projects., The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on holding the Company’s patents. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” The Company also formed Elba Power Corp, an Alabama Corp for the development of a Solar Assembly company. Elba Power Corp has entered into a property purchase contract for approximately $3 million, pending financing, and has obtained the approval for an inducement resolution for $50 million dollars from the State of Alabama, along with a 100% tax abatement on sales and use tax in support of the development of a solar assembly plant. Elba Power Corp is currently working with potential funders in support of the capitalization and development of the project.

Sun Pacific Power Corp. has entered into an agreement with FoxEss, a global leader in the development of inverter and energy storage solutions as a wholesale distributer for North and South America and Australia. Sun Pacific Power Corp. has also entered into an agreement with a South Asian solar manufacturer to act as an original equipment manufacturer (“OEM”) for Sun Pacific Solar Panels and associated products. Sun Pacific Power Corp has also commenced in April 2023, a sales, marketing, and affiliate program to market and install residential solar panels in various markets within the United States.

As of today, our principal source of revenues is derived from Street Smart Outdoor Corp. operations in the outdoor advertising business with contracts in place in New Jersey and Florida.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates In The Preparation of Consolidated Financial Statements

Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts and impairment assessments related to long-lived assets.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned, and less-than-wholly owned subsidiaries of which the Company holds a controlling interest. All significant intercompany balances and transactions have been eliminated. Amounts attributable to minority interests in the Company’s less-than-wholly owned subsidiary are presented as non-controlling interest within the accompanying consolidated financial statements.

Discontinued Operations

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-10. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations.

The Company disposed of a component of its business pursuant to a Net Profit Participation Agreement dated May 28, 2021, resulting in the Company no longer controlling the subsidiary, which met the definition of a discontinued operation. Accordingly, the operating results of the business disposed are reported as income (loss) from discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2021:

Years Ended December 31, 2021:
Operating expenses	$(483,213)
Interest and other expenses	(285,090)
Gain on deconsolidation	3,861,861
Income tax expense	(820,721)
Income from discontinued operations	$2,272,837

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. As of December 31, 2022, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000, per depositor, per institution. At December 31, 2022 and 2021 none of the Company’s cash balances were in excess of federally insured limits.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change and can have an impact on collections and our estimation process. The Company determined that an allowance for doubtful accounts was not necessary as of December 31, 2022 and 2021.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses, and shareholder advances approximate fair value due to their short-term nature. The Company’s long-term debt approximates fair value given the instruments bear market rates of interest.

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

Impairment of Long-Lived Assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. At December 31, 2022 and 2021, the Company has not identified any such impairment losses.

Income Taxes

Under ASC Topic 740, Income Taxes, the Company is required to account for its income taxes through the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

Leases

The Company accounts for leases in accordance with FASB ASC Topic 842, Leases, which prescribes the accounting for several aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments.

The Company, effective January 1, 2019 has adopted the provisions of the new standard. The Company had operating leases for warehouses and offices. Management evaluates each lease independently to determine the purpose, necessity to its future operations in addition to other appropriate facts and circumstances.

The Company adopted Topic 842 using a modified retrospective approach for all existing leases at January 1, 2019. The adoption of Topic 842 impacted its balance sheet by the recognition of the operating lease right-of-use assets and the liability for operating leases. The Company had no leases subject to Topic 842 as of December 31, 2022.

Revenue Recognition

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a promised good or service to a customer in accordance with Topic 606. Revenue from the sale of advertising space on displays from the Company’s Outdoor Advertising Shelter Revenues is generally recognized ratably over the term of the contract as the advertisement is displayed.

The Company recognizes revenue in amounts that reflect the consideration it expects to receive in exchange for transferring goods or services to customers, excluding sales taxes and other similar taxes collected on behalf of governmental authorities (the “transaction price”). When this consideration includes a variable amount, the Company estimates the amount of consideration it expects to receive and only recognizes revenue to the extent that it is probable it will not be reversed in a future reporting period. Because the transfer of promised goods and services to the customer is generally within a year of scheduled payment from the customer, the Company is not typically required to consider the effects of the time value of money when determining the transaction price. Advertising revenue is reported net of agency commissions.

In order to appropriately identify the unit of accounting for revenue recognition, the Company determines which promised goods and services in a contract with a customer are distinct and are therefore separate performance obligations. If a promised good or service does not meet the criteria to be considered distinct, it is combined with other promised goods or services until a distinct bundle of goods or services exists.

For revenue arrangements that contain multiple distinct goods or services, the Company allocates the transaction price to these performance obligations in proportion to their relative standalone selling prices. The Company has concluded that the contractual prices for the promised goods and services in its standard contracts generally approximate management’s best estimate of standalone selling price as the rates reflect various factors such as the size and characteristics of the target audience, market location and size, and recent market selling prices. However, where the Company provides customers with free or discounted services as part of contract negotiations, management uses judgment to determine how much of the transaction price to allocate to these performance obligations.

The Company receives payments from customers based on billing schedules that are established in its contracts, and deferred revenue is recorded when payment is received from a customer before the Company has satisfied the performance obligation or a non-cancelable contract has been billed in advance in accordance with the Company’s normal billing terms.

All of the Company’s revenue for the years ended December 31, 2022 and 2021, is recognized based on the Company’s satisfaction of distinct performance obligations identified in each agreement, generally at a point in time as defined by Topic 606, as amended.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This standard replaced most existing revenue recognition guidance and is codified in FASB ASC Topic 606. Effective January 1, 2018, the Company adopted ASU No. 2014-09 using the modified retrospective method. Under the new guidance, the Company recognizes revenue from contracts based on the Company’s satisfaction of distinct performance obligations identified in each agreement. The adoption of the guidance under ASU No. 2014-09 did not result in a material impact on the Company’s consolidated revenues, results of operations, or financial position. As part of the implementation of ASC 606 the Company must present disaggregation of revenues from contracts with customers into categories that depict how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. Quantitative disclosures on the disaggregation of revenue are as follows:

	2022	2021
Outdoor Advertising Shelter Revenues	$265,573	$377,593

Advertising Costs

Advertising costs are expensed in the period incurred and totaled $17,239 and $36,455 for the years ended December 31, 2022 and 2021, respectively.

Earnings Per Share

Under ASC 260, Earnings Per Share (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.

For the year ended December 31, 2022, 274,361,392 shares underlying convertible debt subject to a forbearance agreement, 48,560,783 shares underlying convertible debt and warrants to acquire 1,000,000 shares of common stock have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive.

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Restatement

During the year ended December 31, 2022, the Company discovered its previously reported balance sheet as of December 31, 2021 included $65,475 of accounts payable that were paid in 2017 and 2018 due to an error in the recording of these payments, resulting in an overstate of liabilities and expenses for those periods. Management determined that the errors discovered were immaterial to all previously presented financial statements, but correcting the error in the current period would materially misstatement the current financial statements. Accordingly, the Company has corrected the error by recording an adjustment to the consolidated balance sheet as of December 31, 2021 as follows:

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

The accompanying consolidated statement of stockholders’ deficit for the year ended December 31, 2021 reflects the above adjustment in accumulated deficit as of December 31, 2020 and 2021.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a working capital and accumulated deficit of $3,120,589 and $8,043,028, respectively, as of December 31, 2022. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the additional capital to meet short and long-term operating requirements. Management is continuing to pursue external financing alternatives to improve the Company’s working capital position however additional financing may not be available upon acceptable terms, or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2022 and 2021:

	2022	2021
Furniture and equipment	$-	$265,999
Vehicles	-	67,240
Leasehold improvements	-	66,077
Less: Accumulated depreciation	-	(320,457)
Property and equipment, net	$-	$78,859

Depreciation expenses totaled $14,499 and $20,430 for the years ended December 31, 2022 and 2021, respectively.

NOTE 5 - BORROWINGS

Convertible Notes Payable

On August 24, 2016, the Company issued two two-year unsecured convertible notes payable totaling $200,000 pursuant to a private placement memorandum. The notes matured on August 24, 2018 and have an annual interest rate of 12.5%. At the election of the holder, upon the occurrence of certain events, the notes can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the Company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In August 2018, the holders of the notes agreed to extend the maturity date of the notes to December 31, 2019, in exchange for warrants to acquire 600,000 shares of common stock for an exercise price of $0.31 per share, exercisable over three years. The Company estimated the fair value of the warrants, totaling $16,401, using the Black Scholes Method and recorded an additional discount against the note to be amortized over the extended term of the notes. During the year ended December 31, 2021, one of the holders elected to convert principal of $100,000 and interest of $55,209 into 7,626,978 shares of common stock. The notes are carried at $98,425 with no remaining unamortized discount as of December 31, 2022 and 2021. This note is currently in default.

Convertible Notes Payable, Related Party

On October 23, 2015, a total of $332,474 in advances from a related party was converted into two one-year unsecured convertible notes payable to Nicholas Campanella, Chief Executive Officer of the Company. The notes have an annual interest rate of 6% and are currently in default. At the election of the holder, the notes can be converted into common stock of the Company at a conversion price per share equal to 20% of the average bid price for the three consecutive business days prior to conversion. As of December 31, 2022 and 2021, the balances of the notes totaled $332,474.

On August 24, 2016, a total of $75,000 in advances from a related party was converted into a two-year unsecured convertible note payable to Nicholas Campanella, Chief Executive Officer of the Company, pursuant to a private placement memorandum. The note matures on August 24, 2018, has an annual interest rate of 12.5% and is due at maturity. At the election of the holder, upon the occurrence of certain events, the note can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the Company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with this note, the Company issued 75,000 shares of Series B preferred stock, as further described in Note 6. As of December 31, 2022 and 2021, the balance of the notes was $75,722.

Accrued interest on the convertible notes, related party totaled $149,789 and $120,278 as of December 31, 2022 and 2021, respectively, and is included in accrued expenses, related party within the accompanying consolidated balance sheets.

Project Financing Obligation

In June 2018, the Company received proceeds of $260,000 pursuant to a partnership agreement and related partnership contribution agreements with third party investors, pursuant which investors have agreed to provide financing for no less than (10) ten new bus shelters being installed annually. Each investment in the partnership grants the investor the right to preferential distributions of profits related to the Company’s contract with Rhode Island. The investors receive 100% of the profits from the Rhode Island contract to install 20 bus shelters until 100% of the initial investments are returned. Thereafter, the investors receive 20% of the remaining profits from Rhode Island contract. As of December 31, 2022 and 2021, no profits have been earned on the Rhode Island contract, no repayments have occurred, and the total amount of investments received totaling $260,000 is reflected within the accompanying consolidated balance sheets as a Project Financing Obligation.

Line of Credit, Related Party

On October 23, 2015, the Company entered into a line of credit agreement with Nicholas Campanella, Chief Executive Office of the Company, for a total value of $250,000. The line of credit does not bear an interest rate and is payable on demand. As of December 31, 2022 and 2021, the balance of the debt to related party was $163,936 and is included in advances from related parties within the accompanying consolidated balance sheets.

Notes Payable

On June 21, 2019, the Company issued a six-month ten percent interest promissory note in the amount of $200,000. The note was funded July 8, 2019. Per the terms of the note, the Company agreed to issue to the lender 2,000,000 shares of restricted common stock, with a fair value of $2,600 as an inducement. The balance of the note is $200,000 as of December 31, 2022 and 2021. The note is currently in default.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2022 and 2021, the Company has designated 12,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Convertible Preferred Stock, and 500,000 shares of Series C Convertible Preferred Stock.

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

Series C Preferred Stock - In connection with the reverse merger, the Company issued 275,000 shares of Series C Preferred Stock. Holders of Series C Preferred Stock are not entitled to voting rights or preferential rights upon liquidation. Each share of Series C Preferred Stock shall pay an annual dividend in the amount of $0.125 per year, for a total of $0.25, over an eighteen (18) month term, from the date of issuance (the “Commencement Date”). Dividend payments shall be payable as follows: (i) dividend in the amount of $0.0625 per share of Series C Preferred Stock at the end of each of the third quarter and fourth quarter of the first twelve (12) months of the twenty-four (24) month period after the Commencement Date; and (ii) dividend in the amount of $0.03125 per share of Series C Preferred Stock at the end of each of the four quarters of the second twelve (12) months of the twenty-four (24) month period after the Commencement Date. The source of payment of the dividends will be derived from up to thirty-five percent (35%) of net revenues (“Net Revenues”) from the street furniture division of the Corporation following the seventh (7th) month after the Commencement Date. To the extent the amount derived from the net revenues of the street furniture division is insufficient to pay dividends of Series C Preferred Stock, if a sufficient amount is available, the next quarterly payment date the funds will first pay dividends of Series C Preferred Stock past due. At the conclusion of twenty-four months after the Commencement Date, and upon the payment of all dividends due and owing on said Series C Preferred Stock, the Series C Preferred Stock shall automatically be redeemed by the Corporation and returned to the Corporation for cancellation, as unissued, non-designated, preferred shares. The Series C Preferred Stock were redeemed during the year ended December 31, 2019. As of December 31, 2022 and 2021, dividends payable of $22,038 is reflected as dividends payable on the accompanying consolidated balance sheets.

Common stock

During the year ended December 31, 2021, one of the holders of convertible debt elected to convert principal of $100,000 and interest of $55,209 into 7,626,978 shares of common stock.

Warrants

The following summarizes warrant activity for the years ended December 31, 2022 and 2021:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Life
Outstanding, December 31, 2020	1,620,030	$25.16	3.6 Years
Expired	(320,030)	$0.30
Exercised	(300,000)	$0.31
Outstanding, December 31, 2021	1,000,000	$41.50	5.82 Years
Expired	-
Exercised	-
Outstanding, December 31, 2022	1,000,000	$41.50	4.82 Years

The following summarizes warrant information as of December 31, 2022:

Exercise Price	Number of Shares	Expiration Date
$10.00	100,000	October 27, 2027
$45.00	900,000	October 27, 2027
	1,000,000

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

On December 20, 2014, the Company entered into a five-year employment agreement with Nicholas Campanella, Chief Executive Officer. Under the terms of the agreement, the Company is required to pay a base compensation of $180,000 annually, subject to increases in cost of living and performance bonuses as awarded by the Board of Directors. After 5 years, the agreement is automatically renewed for an additional two years unless terminated by either party. As part of the agreement Mr. Campanella opted to defer, with no interest, the receipt of compensation under the agreement until the Company has the funds to pay its obligation. In October 2017, the Company issued 12,000,000 shares of Series A Preferred Stock and 1,250,000 shares of common stock to its chief executive officer in settlement of $107,307 of accrued salary. At December 31, 2022 and 2021, the Company had accrued compensation of $1,253,465 and $1,091,631, respectively, and recorded the related expenses in ‘general and administrative’ on the accompanying consolidated statements of operations.

Significant Customers

For the year ended December 31, 2022, two Customers accounted for 23% and 20%, respectively, of the Company’s revenues. As of December 31, 2022, accounts receivable from these Customers was $1,260 and zero, respectively.

For the year ended December 31, 2021, two Customers accounted for 13% and 10%, respectively, of the Company’s revenues. As of December 31, 2021, accounts receivable from these Customers totaled $30,555 and $15,800, respectively.

Legal Matters

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

There is no material bankruptcy, receivership, or similar proceeding with respect to the Company or any of its significant subsidiaries.

There are no administrative or judicial proceedings arising from any federal, state, or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primary for the purpose of protecting the environment.

NOTE 8 - RELATED PARTY TRANSACTIONS

Certain affiliates have made non-interest-bearing advances. The balances of these advances, which are due on demand and include the advances from related parties noted in Note 5, totaled $620,432 and $615,432 as of December 31, 2022 and 2021, respectively. Included in accounts payable related parties as of December 31, 2022 and 2021, are expenses incurred with these affiliates totaling $71,512 and $76,512, respectively.

NOTE 9 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of December 31, 2022 and 2021.

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2022 and 2021:

	2022	2021
US federal statutory rate	(21.00)%	21.00%
State taxes	(5.53)	5.53
Permanent items	(12.89)	6.57
Change in prior year estimate	354.56	-
Change in valuation allowance	(315.14)	(33.10)
Effective tax rate	-%	-%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2022 and 2021 are summarized as follows:

	2022	2021
Deferred Tax Assets:
Net operating loss carry-forwards	$1,182,000	$2,102,000
Accrued expenses	332,000	290,000
Total deferred tax assets, net	1,514,000	2,392,000
Less: valuation allowance	(1,514,000)	(2,392,000)
Total deferred tax assets and liabilities, net	$-	$-

As of December 31, 2022, the Company has available net operating loss carry forwards of approximately $4.5 million which begin to expire in 2037.

The Company assesses the recoverability of its net operating loss carry forwards and other deferred tax assets and records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. The Company continues to maintain the valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2022 the Company had a valuation allowance totaling $1,514,000 against its deferred tax assets due to insufficient positive evidence, primarily consisting of losses within the taxing jurisdictions that have tax attributes and deferred tax assets.

NOTE 10 – SEGMENT INFORMATION

During the years ended December 31, 2022 and 2021, the Company only operated in one segment, outdoor advertising.

NOTE 11 – SUBSEQUENT EVENTS

Management of the Company has performed a review of all events and transactions occurring after the consolidated balance sheet date to determine if there were any such events or transactions requiring adjustment to or disclosure in the accompanying consolidated financial statements, noting that there were no such events or transactions that occurred other than the following item:

On April 1, 2023, the Company’s wholly owned subsidiary, Sun Pacific Power Corp. entered into a joint venture agreement with CAC Realty, LLC, an entity wholly owned by Nicholas Campanella, our sole director and chief executive officer. The joint venture provides that Mr. Campanella will provide the working capital to operate Sun Pacific Power Corp.’s solar sales operations for a period of up to 4 months. In return, CAC Realty, LLC will receive a 12 month, 5% promissory note for all moneys paid to the joint venture and 30% of gross profits earned by Sun Pacific Power Corp.

