Form 10-Q
period 2023-03-31
Sun Pacific Holding Corp.
filed 2023-05-15
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

As of May 15, 2023, there were 974,953,335 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2023 AND DECEMBER 31, 2022

(unaudited)

	March 31,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash and cash equivalents	$110,299	$147,049
Accounts receivable, net	5,050	6,310
Total current assets	115,349	153,359

Deposits and Other Assets	24,031	24,031

Total assets	$139,380	$177,390

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$46,889	$29,469
Accounts payable, related party	71,512	71,512
Accrued compensation to officer	1,293,924	1,253,465
Accrued expenses	160,351	152,298
Accrued expenses, related party	160,667	158,113
Dividends payable, related party	22,038	22,038
Advances from related parties	620,432	620,432
Project financing obligation	260,000	260,000
Convertible notes payable	98,425	98,425
Convertible notes payable, related party	408,196	408,196
Notes Payable, net of discounts	200,000	200,000
Total current liabilities	3,342,434	3,273,948
Total liabilities	3,342,434	3,273,948

Commitments and contingencies (see Note 7)

Stockholders’ Deficit:
Preferred stock $0.0001 par value, 20,000,000 million shares authorized	-	-
Series A preferred stock: 12,000,000 shares designated; 12,000,000 shares issued and outstanding	1,200	1,200
Series B preferred stock: 1,000,000 shares designated; -0- shares issued and outstanding	-	-
Series C preferred stock: 500,000 shares designated; -0- shares issued and outstanding	-	-
Common stock $0.0001 par value, 1,000,000,000 shares authorized;	-	-
974,953,335 shares issued and outstanding	97,495	97,495
Additional paid in capital	4,847,775	4,847,775
Accumulated deficit	(8,149,524)	(8,043,028)
Total stockholders’ deficit	(3,203,054)	(3,096,558)

Total liabilities and stockholders’ deficit	$139,380	$177,390

The accompanying footnotes are an integral part of these consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(unaudited)

	Three Months Ended
	March 31,
	2023	2022

Revenues	$22,735	$98,452
Cost of revenues	3,087	3,090

Gross profit	19,648	95,362

Operating expenses:
Wages and compensation	40,458	26,972
Professional fees	20,394	20,758
General and administrative	49,767	76,002
Total operating expenses	110,619	123,732

Loss from operations	(90,971)	(28,370)

Other Expenses:
Other income	-	-
Loan forgiveness	-	-
Interest expense	(15,525)	(12,653)
Total other income (expense), net	(15,525)	(12,653)

Income tax expense	-	-

Net loss	$(106,496)	$(41,023)

Net Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	974,953,335	974,953,335

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(unaudited)

	Series A Preferred				Additional
	Stock		Common Stock		Paid In	Accumulated	Total
Three Months Ended March 31, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2021	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(7,829,893)	$(2,883,423)
Net loss	-	-	-	-	-	(41,023)	(41,023)
Balances at March 31, 2022	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(7,870,916)	$(2,924,446)

Three Months Ended March 31, 2023
Balances at December 31, 2022	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(8,043,028)	$(3,096,558)
Net loss	-	-	-	-	-	(106,496)	(106,496)
Balances at March 31, 2023	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(8,149,524)	$(3,203,054)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(unaudited)

	2023	2022
Cash flows from Operating Activities:
Net loss	$(106,496)	$(41,023)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-	4,733
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,260	28,972
Increase (decrease) in accounts payable	12,596	(1,409)
Increase in accrued compensation to officer	40,459	26,972
Increase in accrued expenses	8,053	5,000
Accrued expenses, related party	7,378	7,378
Net cash provided by (used in) operating activities	(36,750)	30,623

Net cash provided by investing activities	-	-

Net cash provided by financing activities	-	-

Net increase in cash and restricted cash	(36,750)	30,623
Cash and restricted cash at beginning of period	147,049	68,974
Cash and restricted cash at end of period	$110,299	$99,597

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

Currently, the Company has four (4) subsidiary holdings. Sun Pacific Power Corp., which was the initial company that specialized in solar & other renewable energy projects., The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on holding the Company’s patents. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” The Company also formed Elba Power Corp, an Alabama Corp for the development of a Solar Assembly company. Elba Power Corp has entered into a property purchase contract for approximately $ 3 million, pending financing, and has obtained the approval for an inducement resolution for $ 50 million dollars from the State of Alabama, along with a 100% tax abatement on sales and use tax in support of the development of a solar assembly plant. Elba Power Corp is currently working with potential funders in support of the capitalization and development of the project.

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

Use of estimates in the preparation of financial statements

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts and the valuation allowance on fixed assets.

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

Cash, and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. As of March 31, 2023, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At March 31, 2023, none of the Company’s cash balances were in excess of federally insured limits.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts was $0 as of March 31, 2023 and December 31, 2022.

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

The Company adopted Topic 842 using a modified retrospective approach for all existing leases at January 1, 2019. The adoption of Topic 842 impacted its balance sheet by the recognition of the operating lease right-of-use assets and the liability for operating leases. The Company had no leases subject to ASC 842 as of March 31, 2023.

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

100% of the Company’s revenue for the three months ended March 31, 2023 and 2022, is recognized based on the Company’s satisfaction of distinct performance obligations identified generally at a point in time as defined by Topic 606, as amended.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers . This standard replaced most existing revenue recognition guidance and is codified in FASB ASC Topic 606. Effective January 1, 2018, the Company adopted ASU No. 2014-09 using the modified retrospective method. Under the new guidance, the Company recognizes revenue from contracts based on the Company’s satisfaction of distinct performance obligations identified in each agreement. The adoption of the guidance under ASU No. 2014-09 did not result in a material impact on the Company’s consolidated revenues, results of operations, or financial position. As part of the implementation of ASC 606 the Company must present disaggregation of revenues from contracts with customers into categories that depict how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. Quantitative disclosures on the disaggregation of revenue are as follows:

	2023	2022
Outdoor Advertising Shelter Revenues	$22,735	$98,452

Advertising Costs

Advertising costs are expensed in the period incurred and totaled $371 and $5,400 for the three months ended March 31, 2023 and 2022, respectively.

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the Three months Ended March 31, 2023 and 2022, basic and diluted loss per share is the same as the calculation of diluted per share amounts would result in an anti-dilutive calculation. For the three months Ended March 31, 2023 and 2022, the following potential shares have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive:

	2023	2022
Convertible Debt	44,026,657	30,295,068
Convertible Debt Subject to Forbearance	293,481,972	208,645,549
Warrants	1,000,000	1,000,000
	338,508,629	239,940,617

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2023 and 2022, the Company incurred losses from operations of $90,971 and $28,370, respectively. The Company had a working capital deficit of $3,227,085 as of March 31, 2023. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the additional capital to meet short and long-term operating requirements. Management is continuing to pursue external financing alternatives to improve the Company’s working capital position however additional financing may not be available upon acceptable terms, or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 4 - BORROWINGS

Convertible notes payable

On August 24, 2016, the Company issued two two-year unsecured convertible notes payable totaling $200,000 pursuant to a private placement memorandum. The notes matured on August 24, 2018 and have an annual interest rate of 12.5%. At the election of the holder, upon the occurrence of certain events, the notes can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In August 2018, the holders of the notes agreed to extend the maturity date of the notes to December 31, 2019, in exchange for warrants to acquire 600,000 shares of common stock for an exercise price of $0.31 per share, exercisable over three years. The Company estimated the fair value of the warrants, totaling $16,401, using the Black Scholes Method and recorded an additional discount against the note to be amortized over the extended term of the notes. During the three months ended March 31, 2022, the holders elected to convert principal of $100,000 and interest of $55,209 into 7,626,978 shares of common stock. The notes are carried at $98,425 with no remaining unamortized discount as of March 31, 2023 and December 31, 2022. This note is currently in default.

Convertible notes payable, related party

On October 23, 2015, a total of $332,474 in advances from a related party was converted into two one-year unsecured convertible notes payable to Nicholas Campanella, Chief Executive Officer of the Company. The notes have an annual interest rate of 6% and are currently in default. At the election of the holder, the notes can be converted into common stock of the Company at a conversion price per share equal to 20% of the average bid price for the three consecutive business days prior to conversion. As of March 31, 2023 and December 31, 2022, the balances of the notes totaled $332,474. This note is currently in default.

On August 24, 2016, a total of $75,000 in advances from a related party was converted into a two-year unsecured convertible note payable to Nicholas Campanella, Chief Executive Officer of the Company, pursuant to a private placement memorandum. The note matures on August 24, 2018, has an annual interest rate of 12.5% and is due at maturity. At the election of the holder, upon the occurrence of certain events, the note can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the company stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with this note, the Company issued 75,000 shares of Series B preferred stock, as further described in Note 6. As of March 31, 2023 and December 31, 2022, the balance of the notes was $76,500 and are carried at $76,500. This note is currently in default.

Accrued interest on the convertible notes, related party totaled $157,167 and $149,789 as of March 31, 2023 and December 31, 2022, respectively.

Project Financing Obligation

In June 2018, the Company received proceeds of $260,000 pursuant to a partnership agreement and related partnership contribution agreements with third party investors, pursuant which investors have agreed to provide financing for no less than (10) ten new bus shelters being installed annually. Each investment in the partnership grants the investor the right to preferential distributions of profits related to the Company’s contract with Rhode Island. The investors receive 100% of the profits from the Rhode Island contract to install 20 bus shelters until 100% of the initial investments are returned. Thereafter, the investors receive 20% of the remaining profits from Rhode Island contract. As of March 31, 2023 and December 31, 2022, no profits have been earned on the Rhode Island contract, no repayments have occurred, and the total amount of investments received totaling $260,000 is reflected on the accompanying consolidated balance sheet as a Project Financing Obligation.

Line of credit, related party

On October 23, 2015, the Company entered into a line of credit agreement with Nicholas Campanella, Chief Executive Office of the Company, for a total value of $250,000. The line of credit does not bear an interest rate and is payable on demand. As of March 31, 2023 and December 31, 2022, the balance of the debt to related party was $163,936.

Note Payable

On June 21, 2019, the Company issued a six-month ten percent interest promissory note in the amount of $200,000. The note was funded July 8, 2019. Per the terms of the note, the Company agreed to issue to the lender 2,000,000 shares of restricted common stock, with a fair value of $2,600 as an inducement. The balance of the note is $200,000 as of March 31, 2023 and December 31, 2022. The note is currently in default.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2023, the Company has designated 12,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Convertible Preferred Stock, and 500,000 shares of Series C Convertible Stock.

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

Series C Preferred Stock - In connection with the reverse merger, the Company issued 275,000 shares of Series C Preferred Stock. Holders of Series C Preferred Stock are not entitled to voting rights or preferential rights upon liquidation. Each share of Series C Preferred Stock shall pay an annual dividend in the amount of $0.125 per year, for a total of $0.25, over an eighteen (18) month term, from the date of issuance (the “Commencement Date”). Dividend payments shall be payable as follows: (i) dividend in the amount of $0.0625 per share of Series C Preferred Stock at the end of each of the third quarter and fourth quarter of the first twelve (12) months of the twenty-four (24) month period after the Commencement Date; and (ii) dividend in the amount of $0.03125 per share of Series C Preferred Stock at the end of each of the four quarters of the second twelve (12) months of the twenty-four (24) month period after the Commencement Date. The source of payment of the dividends will be derived from up to thirty-five percent (35%) of net revenues (“Net Revenues”) from the Street Furniture Division of the Corporation following the seventh (7th) month after the Commencement Date. To the extent the amount derived from the Net Revenues of the Street Furniture Division is insufficient to pay dividends of Series C Preferred Stock, if a sufficient amount is available, the next quarterly payment date the funds will first pay dividends of Series C Preferred Stock past due. At the conclusion of twenty-four months after the Commencement Date, and upon the payment of all dividends due and owing on said Series C Preferred Stock, the Series C Preferred Stock shall automatically be redeemed by the Corporation and returned to the Corporation for cancellation, as unissued, non-designated, preferred shares. The series C preferred stock were redeemed during the year ended December 31, 2018. As of March 31, 2023 and December 31, 2022, dividends payable of $22,038, are reflected as dividends payable on the accompanying consolidated balance sheets.

Warrants

There was no warrant-relate activity for the three months ended March 31, 2023. The following summarizes warrant information as of March 31, 2023:

Exercise Price	Number of Shares	Expiration Date
$10.00	100,000	October 27,2027
$45.00	900,000	October 27,2027
	1,000,000

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment agreement

On December 20, 2014, the Company entered into a five-year employment agreement with Nicholas Campanella, Chief Executive Officer. Under the terms of the agreement, the Company is required to pay a base compensation of $180,000 annually, subject to increases in cost of living and performance bonuses as awarded by the Board of Directors. After 5 years, the agreement is automatically renewed for an additional two years unless terminated by either party. As part of the agreement Mr. Campanella opted to defer, with no interest, the receipt of compensation under the agreement until the Company has the funds to pay its obligation. In October 2017, the Company issued 12,000,000 shares of series A preferred stock and 1,250,000 shares of common stock to its chief executive officer in settlement of $107,307 of accrued salary. At March 31, 2023 and December 31, 2022, the Company had accrued compensation of $1,293,924 and $1,253,465, respectively, and recorded the related expenses in wages and compensation expense on the accompanying condensed consolidated statements of operations.

Significant customers

For the three months ended March 31, 2023, four customers accounted for 84% of the Company’s revenues. As of March 31, 2023, accounts receivable due from these customers totaled $4,300.

Legal Matters

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. Currently, the Company is not involved in any pending or threatened material litigation or other material legal proceedings, nor have we been made aware of any pending or threatened regulatory audits.

NOTE 8 - RELATED PARTY TRANSACTIONS

Certain affiliates have made non-interest-bearing advances. The balances of these advances, which are due on demand and include the Advances from Related Parties noted in Note 5, totaled $620,432 as of March 31, 2023 and December 31, 2022. Included in accounts payable related parties as of March 31, 2023 and December 31, 2022, are expenses incurred with these affiliates totaling $71,512.

NOTE 8 – SUBSEQUENT EVENTS

Management of the Company has performed a review of all events and transactions occurring after the consolidated balance sheet date to determine if there were any such events or transactions requiring adjustment to or disclosure in the accompanying consolidated financial statements, noting that there were no such events or transactions that occurred.

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

Going Concern

The Company has an accumulated deficit of $8,149,524 and a working capital deficit of $3,227,085 as of March 31, 2023. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Results of Operations

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022.

Revenues: Revenues decreased by $75,717 from $98,452 for the three months ended March 31, 2022 to $22,735 for the three months ended March 31, 2023 as a result of the Company ceasing outdoor advertising activities in Rhode Island in 2022.

Cost of revenues: Cost of revenues decreased by $3 from $3,090 for the three months ended March 31, 2022 to $3,087 for the three months ended March 31, 2023.

Operating Expenses: Operating expenses decreased by $13,113 from $123,732 for the three months ended March 31, 2022 to $110,619 for the three months ended March 31, 2023.

Other Expenses: Other Expenses, consisting of interest, increased by $2,872 from $12,653 for the three months ended March 31, 2022 to $15,525 for the three months ended March 31, 2023.

Net Loss: As a result of the above, the Net loss increased by $65,473 from $41,023 for the three months ended March 31, 2022 to $106,496 for the three months ended March 31, 2023.

Operations, Liquidity and Capital Resources

As of March 31, 2023, we had a working capital deficit of approximately $3,227,085. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

During the three months ended March 31, 2023, we used 36,750 of cash in operating activities driven materially from our operating loss offset by increases in accrued compensation and accounts payable. During the three months ended March 31, 2022, we generated $30,623 of cash in operating activities driven materially from our operating loss offset by collections of receivables and non-cash expenses.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and (c) that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting principally due to the following:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended March 31, 2023, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

Sun Pacific Holding Corp.

Date: May 15, 2023	By:	/s/ Nicholas Campanella
Nicholas Campanella
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

