Form 10-Q
period 2023-06-30
Sun Pacific Holding Corp.
filed 2023-08-14
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☒

As of August 14, 2023, there were 974,953,335 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2023 AND DECEMBER 31, 2022

(unaudited)

	June 30,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash and cash equivalents	$68,890	$147,049
Accounts receivable, net	6,050	6,310
Total current assets	74,940	153,359

Deposits and other assets	22,923	24,031

Total assets	$97,863	$177,390

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$33,116	$29,469
Accounts payable, related party	71,512	71,512
Accrued compensation to officer	1,307,410	1,253,465
Accrued expenses	111,416	152,298
Accrued expenses, related party	164,544	158,113
Dividends payable, related party	22,038	22,038
Advances from related parties	723,169	620,432
Project financing obligation	260,000	260,000
Convertible notes payable	98,425	98,425
Convertible notes payable, related party	408,196	408,196
Notes payable, net of discounts	-	200,000
Total current liabilities	3,199,826	3,273,948
Total liabilities	3,199,826	3,273,948

Commitments and contingencies (see Note 6)

Stockholders’ Deficit:
Preferred stock $0.0001 par value, 20,000,000 million shares authorized	-	-
Series A preferred stock: 12,000,000 shares designated; 12,000,000 shares issued and outstanding	1,200	1,200
Series B preferred stock: 1,000,000 shares designated; -0- shares issued and outstanding	-	-
Series C preferred stock: 500,000 shares designated; -0- shares issued and outstanding	-	-
Common stock $0.0001 par value, 1,000,000,000 shares authorized;	-	-
974,953,335 shares issued and outstanding	97,495	97,495
Additional paid in capital	4,847,775	4,847,775
Accumulated deficit	(8,048,433)	(8,043,028)
Total stockholders’ deficit	(3,101,963)	(3,096,558)

Total liabilities and stockholders’ deficit	$97,863	$177,390

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$23,080	$123,799	$45,815	$222,251
Cost of revenues	3,610	4,975	6,697	8,065

Gross profit	19,470	118,824	39,118	214,186

Operating expenses:
Wages and compensation	13,487	53,945	53,945	80,917
Professional fees	13,396	21,877	33,790	42,635
General and administrative	155,474	68,516	205,241	144,518
Total operating expenses	182,357	144,338	292,976	268,070

Loss from operations	(162,887)	(25,514)	(253,858)	(53,884)

Other Income (Expenses):
Other income	-	84,150	-	84,150
Gain on forgiveness of debt	274,699	-	274,699	-
Interest expense	(10,721)	(15,454)	(26,246)	(28,107)
Total other income (expense), net	263,978	68,696	248,453	56,043

Income tax expense	-	-	-	-

Net Income (Loss)	$101,091	$43,182	$(5,405)	$2,159

Net Income (Loss) Per Common Share - Basic	$0.00	$0.00	$(0.00)	$0.00

Weighted Average Shares Outstanding - Basic	974,953,335	974,953,335	974,953,335	974,953,335

Net Income (Loss) Per Common Share - Diluted	$0.00	$0.00	$(0.00)	$0.00

Weighted Average Shares Outstanding - Diluted	1,477,344,676	1,280,013,258	1,477,344,676	1,280,013,258

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(unaudited)

	Series A				Additional
	Preferred Stock		Common Stock		Paid In	Accumulated	Total
Three and Six Months Ended June 30, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2021 (restated)	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(7,829,893)	$(2,883,423)
Net loss	-	-	-	-	-	(41,023)	(41,023)
Balances at March 31, 2022	12,000,000	1,200	974,953,335	97,495	4,847,775	(7,870,916)	(2,924,446)
Net income	-	-	-	-	-	43,182	43,182
Balances at June 30, 2022	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(7,827,734)	$(2,881,264)

Three and Six Months Ended June 30, 2023
Balances at December 31, 2022	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(8,043,028)	$(3,096,558)
Net loss	-	-	-	-	-	(106,496)	(106,496)
Balances at March 31, 2023	12,000,000	1,200	974,953,335	97,495	4,847,775	(8,149,524)	(3,203,054)
Net income	-	-	-	-	-	101,091	101,091
Balances at June 30, 2023	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(8,048,433)	$(3,101,963)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(unaudited)

	2023	2022
Cash flows from Operating Activities:
Net (loss) income	$(5,405)	$2,159
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	-	9,466
Provision for doubtful accounts	-	19,359
Gain on forgiveness of debt	(274,699)	-
Gain on sale of property	-	(84,150)
Changes in operating assets and liabilities:
Decrease in accounts receivable	260	31,528
Decrease (increase) in other assets	1,108	(1,500)
Increase in accounts payable	3,647	5,170
Increase in accrued compensation to officer	53,945	80,917
Increase in accrued expenses	33,817	13,076
Increase in accrued expenses, related party	6,431	9,932
Net cash (used in) provided by operating activities	(180,896)	85,957

Cash flows from Investing Activities:
Proceeds from sale of property	-	84,150
Net cash provided by investing activities	-	84,150

Cash flows from Financing Activities:
Advances from related party	102,737	-
Net cash provided by financing activities	102,737	-

Net (decrease) increase in cash and cash equivalents	(78,159)	170,107
Cash and cash equivalents at beginning of period	147,049	68,974
Cash and cash equivalents at end of period	$68,890	$239,081

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

NOTE 1 - DESCRIPTION OF THE BUSINESS

Sun Pacific Holding Corporation was incorporated under the laws of the State of New Jersey on July 28, 2009, and together with its subsidiaries, are referred to as the “Company”. On August 24, 2017, the Company entered into an Acquisition Agreement with EXOlifestyle, Inc. whereby the Company became a wholly owned subsidiary of EXOlifestyle, Inc. The acquisition was accounted for as a reverse merger, resulting in the Company being considered the accounting acquirer. Accordingly, the accompanying condensed consolidated financial statements included the accounts of EXOlifestyle, Inc. since August 24, 2017.

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

Currently, the Company has four (4) subsidiary holdings. Sun Pacific Power Corp., which was the initial company that specialized in solar & other renewable energy projects., The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on holding the Company’s patents. The Company also formed Street Smart Outdoor Corp., a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” The Company also formed Elba Power Corp., an Alabama Corp. for the development of a Solar Assembly company. Elba Power Corp. had entered into a property purchase contract for approximately $3 million, which has expired. The Company is currently in discussions with the property owner’s representative. The Company has obtained the approval for an inducement resolution for $50 million dollars from the State of Alabama, along with a 100% tax abatement on sales and use tax in support of the development of a solar assembly plant. Elba Power Corp is currently working with potential funders in support of the capitalization and development of the project.

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

Use of Estimates in the Preparation of Financial Statements

Preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts and impairment assessments related to long-lived assets.

Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned, and less-than-wholly owned subsidiaries of which the Company holds a controlling interest. All significant intercompany balances and transactions have been eliminated. Amounts attributable to minority interests in the Company’s less-than-wholly owned subsidiary are presented as non-controlling interest on the accompanying condensed consolidated balance sheets and statements of operations.

Cash, and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. As of June 30, 2023, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000, per depositor, per institution. At June 30, 2023, none of the Company’s cash balances were in excess of federally insured limits.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts was $0 as of June 30, 2023 and December 31, 2022.

Contingencies

Certain conditions may exist as of the date financial statements are issued, which may result in a loss, but which will only be resolved when one or more future events occur or do not occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to pending legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

Fair Value of Financial Instruments

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses, and shareholder advances approximate fair value due to their short-term nature.

Income Taxes

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”, the Company is required to account for its income taxes through the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

Leases

The Company accounts for leases in accordance with FASB ASC Topic 842, “Leases”, which prescribes the accounting for several aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments.

The Company, effective January 1, 2019 has adopted the provisions of the new standard. The Company had operating leases for warehouses and offices. Management evaluates each lease independently to determine the purpose, necessity to its future operations in addition to other appropriate facts and circumstances.

The Company adopted Topic 842 using a modified retrospective approach for all existing leases at January 1, 2019. The adoption of Topic 842 impacted its consolidated balance sheet by the recognition of the operating lease right-of-use assets and the liability for operating leases. The Company had no leases subject to ASC 842 as of June 30, 2023.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. This standard replaced most existing revenue recognition guidance and is codified in FASB ASC Topic 606. Effective January 1, 2018, the Company adopted ASU No. 2014-09 using the modified retrospective method. Under the new guidance, the Company recognizes revenue from contracts based on the Company’s satisfaction of distinct performance obligations identified in each agreement. The adoption of the guidance under ASU No. 2014-09 did not result in a material impact on the Company’s condensed consolidated revenues, results of operations, or financial position.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a promised good or service to a customer in accordance with ASC Topic 606. Revenue from the sale of advertising space on displays from the Company’s outdoor advertising shelter revenues is generally recognized ratably over the term of the contract as the advertisement is displayed.

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

100% of the Company’s revenue for the six months ended June 30, 2023 and 2022, is recognized based on the Company’s satisfaction of distinct performance obligations identified generally at a point in time as defined by Topic 606, as amended.

As part of the implementation of ASC 606 the Company must present disaggregation of revenues from contracts with customers into categories that depict how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. Quantitative disclosures on the disaggregation of revenue are as follows:

	Six Months Ended June 30,
	2023	2022
Outdoor Advertising Shelter Revenues	$45,815	$222,251

Advertising Costs

Advertising costs are expensed in the period incurred and totaled $4,125 and $6,876 for the six months ended June 30, 2023 and 2022, respectively.

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the three and six months ended June 30, 2023 and 2022, warrants to acquire 1,000,000 shares have been excluded from the calculated of diluted EPS because their impact was anti-dilutive. The following summarizes the diluted income and weighted average shares outstanding for the three and six months ended June 30, 2023 and 2022:

Three months ended June 30, 2023	Net Income	Weighted Average Shares
Basic	$101,091	974,953,335
Convertible Debt	-	502,391,341
Diluted	$101,091	1,477,344,676

Six months ended June 30, 2023	Net Income (Loss)	Weighted Average Shares
Basic	$(5,405)	974,953,335
Convertible Debt	-	502,391,341
Diluted	$(5,405)	1,477,344,676

Three months ended June 30, 2022	Net Income	Weighted Average Shares
Basic	$43,182	974,953,335
Convertible Debt	-	305,059,923
Diluted	$43,182	1,280,013,258

Six months ended June 30, 2022	Net Income	Weighted Average Shares
Basic	$2,159	974,953,335
Convertible Debt	-	305,059,923
Diluted	$2,159	1,280,013,258

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2023 and 2022, the Company incurred losses from operations of $253,858 and $53,884, respectively. The Company had a working capital deficit of $3,124,886 as of June 30, 2023. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the additional capital to meet short and long-term operating requirements. Management is continuing to pursue external financing alternatives to improve the Company’s working capital position however additional financing may not be available upon acceptable terms, or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 4 - BORROWINGS

Convertible Notes Payable

On August 24, 2016, the Company issued two two-year unsecured convertible notes payable totaling $200,000 pursuant to a private placement memorandum. The notes matured on August 24, 2018 and have an annual interest rate of 12.5%. At the election of the holder, upon the occurrence of certain events, the notes can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the Company’s stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In August 2018, the holders of the notes agreed to extend the maturity date of the notes to December 31, 2019, in exchange for warrants to acquire 600,000 shares of common stock for an exercise price of $0.31 per share, exercisable over three years. The Company estimated the fair value of the warrants, totaling $16,401, using the Black Scholes Method and recorded an additional discount against the note to be amortized over the extended term of the notes. During the six months ended June 30, 2022, one of the holders elected to convert principal of $100,000 and interest of $55,209 into 7,626,978 shares of common stock. The remaining note is carried at $98,425 with no remaining unamortized discount as of June 30, 2023 and December 31, 2022. The note is currently in default.

Convertible Notes Payable, Related Party

On October 23, 2015, a total of $332,474 in advances from a related party was converted into two one-year unsecured convertible notes payable to Nicholas Campanella, Chief Executive Officer of the Company. The notes have an annual interest rate of 6% and are currently in default. At the election of the holder, the notes can be converted into common stock of the Company at a conversion price per share equal to 20% of the average bid price for the three consecutive business days prior to conversion. As of June 30, 2023 and December 31, 2022, the balances of the notes totaled $332,474.

On August 24, 2016, a total of $75,000 in advances from a related party was converted into a two-year unsecured convertible note payable to Nicholas Campanella, Chief Executive Officer of the Company, pursuant to a private placement memorandum. The note matures on August 24, 2018, has an annual interest rate of 12.5% and is due at maturity. At the election of the holder, upon the occurrence of certain events, the note can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the Company’s stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with this note, the Company issued 75,000 shares of Series B preferred stock, as further described in Note 5. As of June 30, 2023 and December 31, 2022, the balance of the notes was $75,722.

Accrued interest on the convertible notes, related party totaled $164,544 and $149,789 as of June 30, 2023 and December 31, 2022, respectively.

Project Financing Obligation

In June 2018, the Company received proceeds of $260,000 pursuant to a partnership agreement and related partnership contribution agreements with third party investors, pursuant to which investors have agreed to provide financing for no less than (10) ten new bus shelters being installed annually. Each investment in the partnership grants the investor the right to preferential distributions of profits related to the Company’s contract with Rhode Island. The investors receive 100% of the profits from the Rhode Island contract to install 20 bus shelters until 100% of the initial investments are returned. Thereafter, the investors receive 20% of the remaining profits from Rhode Island contract. As of June 30, 2023 and December 31, 2022, no profits have been earned on the Rhode Island contract, no repayments have occurred, and the total amount of investments received totaling $260,000 is reflected on the accompanying condensed consolidated balance sheet as a Project Financing Obligation.

Line of Credit, Related Party

On October 23, 2015, the Company entered into a line of credit agreement with Nicholas Campanella, Chief Executive Officer of the Company, for a total value of $250,000. The line of credit does not bear an interest rate and is payable on demand. As of June 30, 2023 and December 31, 2022, the balance of the debt to related party was $163,936 and is included in advances from related parties in condensed consolidated balance sheets (see Note 7).

Note Payable

On June 21, 2019, the Company issued a six-month ten percent interest promissory note in the amount of $200,000. The note was funded July 8, 2019. Per the terms of the note, the Company agreed to issue to the lender 2,000,000 shares of restricted common stock, with a fair value of $2,600 as an inducement. The balance of the note at December 31, 2022 was $200,000. The balance of the note and outstanding accrued interest were forgiven by the note holder during the three months ended June 30, 2023 and is reflected as a gain on the forgiveness of debt in the accompanying condensed consolidated statements of operations.

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

Series B Preferred Stock - In connection with the reverse merger, the Company issued 2,000,000 shares of Series B Preferred Stock on August 24, 2017. Each share of Series B Preferred Stock automatically converted into 30.8565 shares of common stock after giving effect to the reverse stock split that occurred on October 3, 2017. Holders of Series B Preferred Stock are entitled to vote and receive distributions upon liquidation with common stockholders on an as-if converted basis.

Series C Preferred Stock - In connection with the reverse merger, the Company issued 275,000 shares of Series C Preferred Stock on August 24, 2017. Holders of Series C Preferred Stock are not entitled to voting rights or preferential rights upon liquidation. Each share of Series C Preferred Stock shall pay an annual dividend in the amount of $0.125 per year, for a total of $0.25, over an eighteen (18) month term, from the date of issuance (the “Commencement Date”). Dividend payments shall be payable as follows: (i) dividend in the amount of $0.0625 per share of Series C Preferred Stock at the end of each of the third quarter and fourth quarter of the first twelve (12) months of the twenty-four (24) month period after the Commencement Date; and (ii) dividend in the amount of $0.03125 per share of Series C Preferred Stock at the end of each of the four quarters of the second twelve (12) months of the twenty-four (24) month period after the Commencement Date. The source of payment of the dividends will be derived from up to thirty-five percent (35%) of net revenues (“Net Revenues”) from the Street Furniture Division of the Corporation following the seventh (7th) month after the Commencement Date. To the extent the amount derived from the Net Revenues of the Street Furniture Division is insufficient to pay dividends of Series C Preferred Stock, if a sufficient amount is available, the next quarterly payment date the funds will first pay dividends of Series C Preferred Stock past due. At the conclusion of twenty-four months after the Commencement Date, and upon the payment of all dividends due and owing on said Series C Preferred Stock, the Series C Preferred Stock shall automatically be redeemed by the Corporation and returned to the Corporation for cancellation, as unissued, non-designated, preferred shares. The Series C Preferred Stock were redeemed during the year ended December 31, 2018. As of June 30, 2023 and December 31, 2022, dividends payable of $22,038, are reflected as dividends payable on the accompanying condensed consolidated balance sheets.

Warrants

There was no warrant-related activity for the six months ended June 30, 2023. The following summarizes warrant information as of June 30, 2023:

Exercise Price	Number of Shares	Expiration Date
$10.00	100,000	October 27, 2027
$45.00	900,000	October 27, 2027
	1,000,000

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

On December 20, 2014, the Company entered into a five-year employment agreement with Nicholas Campanella, Chief Executive Officer. Under the terms of the agreement, the Company is required to pay a base compensation of $180,000 annually, subject to increases in cost of living and performance bonuses as awarded by the Board of Directors. After 5 years, the agreement is automatically renewed for an additional two years unless terminated by either party. As part of the agreement Mr. Campanella opted to defer, with no interest, the receipt of compensation under the agreement until the Company has the funds to pay its obligation. In October 2017, the Company issued 12,000,000 shares of series A preferred stock and 1,250,000 shares of common stock to its chief executive officer in settlement of $107,307 of accrued salary. At June 30, 2023 and December 31, 2022, the Company had accrued compensation of $1,307,410 and $1,253,465, respectively, and recorded the related expenses in wages and compensation expense on the accompanying condensed consolidated statements of operations.

Significant Customers

For the six months ended June 30, 2023, three customers accounted for 74% of the Company’s revenues. As of June 30, 2023, accounts receivable due from these customers totaled $6,050.

Approximately 79% of the Company’s revenue for the six months ended June 30, 2022 was generated in the State of Rhode Island. During the six months ended June 30, 2022, management decided to discontinue operations in Rhode Island and focus its sales and marketing resources in New Jersey and Florida, while also working on expanding its efforts in developing its reselling efforts on renewable energy such as solar and waste processing derived fuel technology.

Legal Matters

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. Currently, the Company is not involved in any pending or threatened material litigation or other material legal proceedings, nor have we been made aware of any pending or threatened regulatory audits.

NOTE 7 - RELATED PARTY TRANSACTIONS

Certain affiliates have made non-interest-bearing advances. The balances of these advances, which are due on demand and include the Advances from Related Parties of $163,936 noted in Note 4, totaled $723,169 and $620,432 as of June 30, 2023 and December 31, 2022, respectively. Included in accounts payable, related parties as of June 30, 2023 and December 31, 2022, are expenses incurred with these affiliates totaling $71,512.

NOTE 8 – SUBSEQUENT EVENTS

Management of the Company has performed a review of all events and transactions occurring after the condensed consolidated balance sheet date and determined there were no events or transactions requiring adjustment to or disclosure in the accompanying condensed consolidated financial statements.

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

Currently, the Company has four (4) subsidiary holdings. Sun Pacific Power Corp., which was the initial company that specialized in solar & other renewable energy projects., The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on holding the Company’s patents. The Company also formed Street Smart Outdoor Corp, a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” The Company also formed Elba Power Corp., an Alabama Corp for the development of a Solar Assembly company. Elba Power Corp. had entered into a property purchase contract for approximately $3 million, which has expired. The Company is currently in discussions with the property owner’s representative. The Company has obtained the approval for an inducement resolution for $50 million dollars from the State of Alabama, along with a 100% tax abatement on sales and use tax in support of the development of a solar assembly plant. Elba Power Corp is currently working with potential funders in support of the capitalization and development of the project.

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

Going Concern

The Company has an accumulated deficit of $8,048,433 and a working capital deficit of $3,124,886 as of June 30, 2023. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

In order to further implement its business plan and satisfy its working capital requirements, the Company will need to raise additional capital. There is no guarantee that the Company will be able to raise additional equity or debt financing at acceptable terms, if at all.

There is no assurance that the Company will ever be profitable. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Results of Operations

Three months ended June 30, 2023 compared to Three months ended June 30, 2022.

Revenues: Revenues decreased by $100,719 from $123,799 for the three months ended June 30, 2022 to $23,080 for the three months ended June 30, 2023 as a result of the Company ceasing outdoor advertising activities in Rhode Island in 2022.

Cost of Revenues: Cost of revenues decreased by $1,365 from $4,975 for the three months ended June 30, 2022 to $3,610 for the three months ended June 30, 2023.

Operating Expenses: Operating expenses increased by $38,019 from $144,338 for the three months ended June 30, 2022 to $182,357 for the three months ended June 30, 2023 due to increases in general and administrative expenses.

Other Income (Expenses): Other income (expenses), net, consisting of other income and interest expense, increased by $195,282 from $68,696 for the three months ended June 30, 2022 to $263,978 for the three months ended June 30, 2023 as a result of a gain on the forgiveness of debt and accrued interest in 2023.

Net Income: As a result of the above, net income increased by $57,909 from $43,182 for the three months ended June 30, 2022 to $101,091 for the three months ended June 30, 2023.

Six months ended June 30, 2023 compared to Six months ended June 30, 2022.

Revenues: Revenues decreased by $176,436 from $222,251 for the six months ended June 30, 2022 to $45,815 for the six months ended June 30, 2023 as a result of the Company ceasing outdoor advertising activities in Rhode Island in 2022.

Cost of Revenues: Cost of revenues decreased by $1,368 from $8,065 for the six months ended June 30, 2022 to $6,697 for the six months ended June 30, 2023.

Operating Expenses: Operating expenses increased by $24,906 from $268,070 for the six months ended June 30, 2022 to $292,976 for the six months ended June 30, 2023 due to an increase in general and administrative expenses in 2023.

Other Income (Expenses): Other income (expenses), net, consisting of other income and interest expense, increased by $192,410 from $56,043 for the six months ended June 30, 2022 to $248,453 for the six months ended June 30, 2023 as a result of a gain on forgiveness of debt and accrued interest in 2023.

Net Income (Loss): As a result of the above, the net income (loss) decreased by $7,564 from net income of $2,159 for the six months ended June 30, 2022 to a net loss of $5,405 for the six months ended June 30, 2023.

Operations, Liquidity and Capital Resources

As of June 30, 2023, we had a working capital deficit of approximately $3,124,886. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

During the six months ended June 30, 2023, we used $180,896 of cash in operating activities driven materially from our operating loss offset by an increase in accrued expenses and gain on forgiveness of debt. During the six months ended June 30, 2022, we generated $85,957 of cash in operating activities driven by the Company’s operating loss, offset by noncash charges for accrued compensation, bad debt and depreciation.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and (c) that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting principally due to the following:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended June 30, 2023, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

Sun Pacific Holding Corp.

Date: August 14, 2023	By:	/s/ Nicholas Campanella
Nicholas Campanella
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

