Form 10-Q
period 2023-09-30
Sun Pacific Holding Corp.
filed 2023-11-20
CIK 1343465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

As of November 20, 2023, there were 974,953,335 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(unaudited)

	September 30,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash and cash equivalents	$20,181	$147,049
Accounts receivable, net	1,650	6,310
Total current assets	21,831	153,359

Deposits and other assets	22,923	24,031

Total assets	$44,754	$177,390

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$55,501	$29,469
Accounts payable, related party	71,512	71,512
Accrued compensation to officer	1,425,990	1,253,465
Accrued expenses	99,263	152,298
Accrued expenses, related party	171,922	158,113
Dividends payable, related party	22,038	22,038
Advances from related parties	933,169	620,432
Project financing obligation	260,000	260,000
Convertible notes payable	98,425	98,425
Convertible notes payable, related party	408,196	408,196
Notes payable, net of discounts	-	200,000
Total current liabilities	3,546,016	3,273,948
Total liabilities	3,546,016	3,273,948

Commitments and contingencies (see Note 6)

Stockholders’ Deficit:
Preferred stock $0.0001 par value, 20,000,000 million shares authorized	-	-
Series A preferred stock: 12,000,000 shares designated; 12,000,000 shares issued and outstanding	1,200	1,200
Series B preferred stock: 1,000,000 shares designated; -0- shares issued and outstanding	-	-
Series C preferred stock: 500,000 shares designated; -0- shares issued and outstanding	-	-
Common stock $0.0001 par value, 1,000,000,000 shares authorized;
974,953,335 shares issued and outstanding	97,495	97,495
Additional paid in capital	4,847,775	4,847,775
Accumulated deficit	(8,447,732)	(8,043,028)
Total stockholders’ deficit	(3,501,262)	(3,096,558)

Total liabilities and stockholders’ deficit	$44,754	$177,390

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$-	$29,863	$45,815	$252,114
Cost of revenues	-	4,255	6,697	12,320

Gross profit	-	25,608	39,118	239,794

Operating expenses:
Wages and compensation	118,580	40,458	172,525	121,375
Professional fees	232,364	19,390	266,154	62,025
General and administrative	37,866	21,125	243,107	165,643
Total operating expenses	388,810	80,973	681,786	349,043

Loss from operations	(388,810)	(55,365)	(642,668)	(109,249)

Other income (expenses):
Other income (expense), net	-	(64,360)	-	19,790
Gain on forgiveness of debt	-	-	274,699	-
Interest expense	(10,489)	(18,254)	(36,735)	(46,361)
Total other income (expense), net	(10,489)	(82,614)	237,964	(26,571)

Income tax expense	-	-	-	-

Net Loss	$(399,299)	$(137,979)	$(404,704)	$(135,820)

Net Loss Per Common Share - Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic	974,953,335	974,953,335	974,953,335	974,953,335

Net Loss Per Common Share - Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Diluted	1,935,870,878	1,280,013,258	1,935,870,878	1,280,013,258

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(unaudited)

	Series A Preferred				Additional
	Stock		Common Stock		Paid In	Accumulated	Total
Three and Nine Months Ended September 30, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2021	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(7,829,893)	$(2,883,423)
Net loss	-	-	-	-	-	(41,023)	(41,023)
Balances at March 31, 2022	12,000,000	1,200	974,953,335	97,495	4,847,775	(7,870,916)	(2,924,446)
Net income	-	-	-	-	-	43,182	43,182
Balances at June 30, 2022	12,000,000	1,200	974,953,335	97,495	4,847,775	(7,827,734)	(2,881,264)
Net loss	-	-	-	-	-	(137,979)	(137,979)
Balances at September 30, 2022	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(7,965,713)	$(3,019,243)

Three and Nine Months Ended September 30, 2023
Balances at December 31, 2022	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(8,043,028)	$(3,096,558)
Net loss	-	-	-	-	-	(106,496)	(106,496)
Balances at March 31, 2023	12,000,000	1,200	974,953,335	97,495	4,847,775	(8,149,524)	(3,203,054)
Net income	-	-	-	-	-	101,091	101,091
Balances at June 30, 2023	12,000,000	1,200	974,953,335	97,495	4,847,775	(8,048,433)	(3,101,963)
Net loss	-	-	-	-	-	(399,299)	(399,299)
Balances at September 30, 2023	12,000,000	$1,200	974,953,335	$97,495	$4,847,775	$(8,447,732)	$(3,501,262)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(unaudited)

	2023	2022
Cash flows from Operating Activities:
Net loss	$(404,704)	$(135,820)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	-	14,499
Gain on sale of property	-	(19,790)
Gain on forgiveness of debt	(274,699)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,660	108,832
Decrease (increase) in other assets	1,108	(1,500)
Increase in accounts payable	26,032	56,156
Decrease in accounts payable, related party	-	(71,688)
Increase in accrued compensation to officer	172,525	121,376
Increase in accrued expenses	21,664	29,416
Increase in accrued expenses, related party	13,809	17,310
Net cash (used in) provided by operating activities	(439,605)	118,791

Cash flows from Investing Activities:
Proceeds from sale of property	-	84,150
Net cash provided by investing activities	-	84,150

Cash flows from Financing Activities:
Advances from related parties	312,737	-
Net cash provided by financing activities	312,737	-

Net (decrease) increase in cash and cash equivalents	(126,868)	202,941
Cash and cash equivalents at beginning of period	147,049	68,974
Cash and cash equivalents at end of period	$20,181	$271,915

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosure of Cash Flow Information:
Note payable extension fee added to principal	$-	$458,063
Issuance of common stock upon conversion of convertible debt and accrued interest	$-	$155,209

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SUN PACIFIC HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Currently, the Company has four (4) subsidiary holdings. Sun Pacific Power Corp. (“SPPC”), which was the initial company that specialized in solar and other renewable energy projects. The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on holding the Company’s patents. The Company also formed Street Smart Outdoor Corp., a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” The Company also formed Elba Power Corp. (“EPC”), an Alabama Corp. for the development of a solar assembly company. EPC is currently working with potential funders in support of the capitalization and development of the project.

SPPC has entered into an agreement with FoxEss, a global leader in the development of inverter and energy storage solutions as a wholesale distributer for North and South America and Australia. SPPC has also entered into an agreement with a South Asian solar manufacturer to act as an original equipment manufacturer (“OEM”) for Sun Pacific solar panels and associated products. We have also signed a two year exclusive sales and distribution agreement with GEP New Energy for their solar panels manufactured in Vietnam.

As of today, the Company’s principal source of revenues is derived from Street Smart Outdoor Corp. operations in the outdoor advertising business with contracts in place in New Jersey. The Company’s focus is shifting away from offering outdoor advertising and towards the assembly and sales of solar panels and associated products.

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

Cash, and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, cash includes demand deposits and short-term liquid investments with original maturities of three months or less when purchased. As of September 30, 2023, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000, per depositor, per institution. At September 30, 2023, none of the Company’s cash balances were in excess of federally insured limits.

Accounts Receivable

In the normal course of business, we decide to extend credit to certain customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. Periodically we estimate this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change and can have an impact on collections and our estimation process. The Company’s allowance for doubtful accounts was $0 as of September 30, 2023 and December 31, 2022.

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

The Company adopted Topic 842 using a modified retrospective approach for all existing leases at January 1, 2019. The adoption of Topic 842 impacted its consolidated balance sheet by the recognition of the operating lease right-of-use assets and the liability for operating leases. The Company had no leases subject to ASC 842 as of September 30, 2023.

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

100% of the Company’s revenue for the nine months ended September 30, 2023 and 2022, is recognized based on the Company’s satisfaction of distinct performance obligations identified generally at a point in time as defined by Topic 606, as amended.

As part of the implementation of ASC 606 the Company must present disaggregation of revenues from contracts with customers into categories that depict how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. Quantitative disclosures on the disaggregation of revenue are as follows:

	Nine Months Ended September 30,
	2023	2022
Outdoor Advertising Shelter Revenues	$45,815	$252,114

Advertising Costs

Advertising costs are expensed in the period incurred and totaled $5,181 and $7,288 for the nine months ended September 30, 2023 and 2022, respectively.

Earnings Per Share

Under ASC 260, “Earnings Per Share” (“EPS”), the Company provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the three and nine months ended September 30, 2023 and 2022, warrants to acquire 1,000,000 shares have been excluded from the calculated of diluted EPS because their impact was anti-dilutive. The following summarizes the diluted income and weighted average shares outstanding for the three and nine months ended September 30, 2023 and 2022:

Three Months Ended September 30, 2023	Net Loss	Weighted Average Shares
Basic	$(399,299)	974,953,335
Convertible Debt	-	960,917,543
Diluted	$(399,299)	1,935,870,878

Nine Months Ended September 30, 2023	Net Loss	Weighted Average Shares
Basic	$(404,704)	974,953,335
Convertible Debt	-	960,917,543
Diluted	$(404,704)	1,935,870,878

Three Months Ended September 30, 2022	Net Loss	Weighted Average Shares
Basic	$(137,979)	974,953,335
Convertible Debt	-	305,059,923
Diluted	$(137,979)	1,280,013,258

Nine Months Ended September 30, 2022	Net Loss	Weighted Average Shares
Basic	$(135,820)	974,953,335
Convertible Debt	-	305,059,923
Diluted	$(135,820)	1,280,013,258

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2023 and 2022, the Company incurred losses from operations of $642,668 and $109,249, respectively. The Company had a working capital deficit of $3,524,185 as of September 30, 2023. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to meet short and long-term operating requirements. Management is continuing to pursue external financing alternatives to improve the Company’s working capital position however additional financing may not be available upon acceptable terms, or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 4 - BORROWINGS

Convertible Notes Payable

On August 24, 2016, the Company issued two two-year unsecured convertible notes payable totaling $200,000 pursuant to a private placement memorandum. The notes matured on August 24, 2018 and have an annual interest rate of 12.5%. At the election of the holder, upon the occurrence of certain events, the notes can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the Company’s stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In August 2018, the holders of the notes agreed to extend the maturity date of the notes to December 31, 2019, in exchange for warrants to acquire 600,000 shares of common stock for an exercise price of $0.31 per share, exercisable over three years. The Company estimated the fair value of the warrants, totaling $16,401, using the Black Scholes Method and recorded an additional discount against the note to be amortized over the extended term of the notes. During the Nine months ended September 30, 2022, one of the holders elected to convert principal of $100,000 and interest of $55,209 into 7,626,978 shares of common stock. The remaining note is carried at $98,425 with no remaining unamortized discount as of September 30, 2023 and December 31, 2022. The note is currently in default.

Convertible Notes Payable, Related Party

On October 23, 2015, a total of $332,474 in advances from a related party was converted into two one-year unsecured convertible notes payable to Nicholas Campanella, Chief Executive Officer of the Company. The notes have an annual interest rate of 6%  and are currently in default. At the election of the holder, the notes can be converted into common stock of the Company at a conversion price per share equal to 20% of the average bid price for the three consecutive business days prior to conversion. As of September 30, 2023 and December 31, 2022, the balances of the notes totaled $332,474.

On August 24, 2016, a total of $75,000 in advances from a related party was converted into a two-year unsecured convertible note payable to Nicholas Campanella, Chief Executive Officer of the Company, pursuant to a private placement memorandum. The note matures on August 24, 2018, has an annual interest rate of 12.5%  and is due at maturity. At the election of the holder, upon the occurrence of certain events, the note can be converted into common stock of the Company at a conversion price per share equal to 50% of the average bid price for the 30 consecutive business days prior to conversion. The conversion feature is contingent upon i) the successful filing of a registration statement to become publicly traded, and ii) the Company’s stock has become publicly quoted on the OTC Markets and iii) the conversion price is above $0.10. In connection with this note, the Company issued 75,000 shares of Series B preferred stock, as further described in Note 5. As of September 30, 2023 and December 31, 2022, the balance of the notes was $75,722.

Accrued interest on the convertible notes, related party totaled $171,922 and $149,789 as of September 30, 2023 and December 31, 2022, respectively.

Project Financing Obligation

In June 2018, the Company received proceeds of $260,000 pursuant to a partnership agreement and related partnership contribution agreements with third party investors, pursuant to which investors have agreed to provide financing for no less than (10) ten new bus shelters being installed annually. Each investment in the partnership grants the investor the right to preferential distributions of profits related to the Company’s contract with Rhode Island. The investors receive 100% of the profits from the Rhode Island contract to install 20 bus shelters until 100% of the initial investments are returned. Thereafter, the investors receive 20% of the remaining profits from Rhode Island contract. As of September 30, 2023 and December 31, 2022, no profits have been earned on the Rhode Island contract, no repayments have occurred, and the total amount of investments received totaling $260,000 is reflected on the accompanying condensed consolidated balance sheet as a Project Financing Obligation. The contract with Rhode Island has been cancelled with the Company, the bus shelters are being liquidated or disposed of, and the Company is in discussions with the third party investors on next steps concerning the project financing obligation.

Line of Credit, Related Party

On October 23, 2015, the Company entered into a line of credit agreement with Nicholas Campanella, Chief Executive Officer of the Company, for a total value of $250,000. The line of credit does not bear an interest rate and is payable on demand. As of September 30, 2023 and December 31, 2022, the balance of the debt to related party was $163,936 and is included in advances from related parties in the condensed consolidated balance sheets (see Note 7).

Note Payable

On June 21, 2019, the Company issued a six-month ten percent interest promissory note in the amount of $200,000. The note was funded July 8, 2019. Per the terms of the note, the Company agreed to issue to the lender 2,000,000 shares of restricted common stock, with a fair value of $2,600 as an inducement. The balance of the note at December 31, 2022 was $200,000. The balance of the note and outstanding accrued interest were forgiven by the note holder during the nine months ended September 30, 2023 and is reflected as a gain on the forgiveness of debt in the accompanying condensed consolidated statements of operations and no shares were issued

NOTE 5 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2023, the Company has designated 12,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Convertible Preferred Stock, and 500,000 shares of Series C Convertible Stock.

Series A Preferred Stock - Each share of Series A Preferred Stock is entitled to 125 votes on all matters submitted to a vote to the stockholders of the Company, and does not have conversion, dividend or distribution upon liquidation rights.

Series B Preferred Stock - In connection with the reverse merger, the Company issued 2,000,000 shares of Series B Preferred Stock on August 24, 2017. Each share of Series B Preferred Stock automatically converted into 30.8565 shares of common stock after giving effect to the reverse stock split that occurred on October 3, 2017. Holders of Series B Preferred Stock are entitled to vote and receive distributions upon liquidation with common stockholders on an as-if converted basis. The note is currently in default.

Series C Preferred Stock - In connection with the reverse merger, the Company issued 275,000 shares of Series C Preferred Stock on August 24, 2017. Holders of Series C Preferred Stock are not entitled to voting rights or preferential rights upon liquidation. Each share of Series C Preferred Stock shall pay an annual dividend in the amount of $0.125 per year, for a total of $0.25, over an eighteen (18) month term, from the date of issuance (the “Commencement Date”). Dividend payments shall be payable as follows: (i) dividend in the amount of $0.0625 per share of Series C Preferred Stock at the end of each of the third quarter and fourth quarter of the first twelve (12) months of the twenty-four (24) month period after the Commencement Date; and (ii) dividend in the amount of $0.03125 per share of Series C Preferred Stock at the end of each of the four quarters of the second twelve (12) months of the twenty-four (24) month period after the Commencement Date. The source of payment of the dividends will be derived from up to thirty-five percent (35%) of net revenues (“Net Revenues”) from the Street Furniture Division of the Corporation following the seventh (7th) month after the Commencement Date. To the extent the amount derived from the Net Revenues of the Street Furniture Division is insufficient to pay dividends of Series C Preferred Stock, if a sufficient amount is available, the next quarterly payment date the funds will first pay dividends of Series C Preferred Stock past due. At the conclusion of twenty-four months after the Commencement Date, and upon the payment of all dividends due and owing on said Series C Preferred Stock, the Series C Preferred Stock shall automatically be redeemed by the Corporation and returned to the Corporation for cancellation, as unissued, non-designated, preferred shares. The Series C Preferred Stock was redeemed during the year ended December 31, 2018. As of September 30, 2023 and December 31, 2022, dividends payable of $22,038, are reflected as dividends payable on the accompanying condensed consolidated balance sheets.

Warrants

There was no warrant-related activity for the nine months ended September 30, 2023. The following summarizes warrant information as of September 30, 2023:

Exercise Price	Number of Shares	Expiration Date
$10.00	100,000	October 27, 2027
$45.00	900,000	October 27, 2027
	1,000,000

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

On December 20, 2014, the Company entered into a five-year employment agreement with Nicholas Campanella, Chief Executive Officer. Under the terms of the agreement, the Company is required to pay a base compensation of $180,000 annually, subject to increases in cost of living and performance bonuses as awarded by the Board of Directors. After five years, the agreement is automatically renewed for an additional two years  unless terminated by either party. As part of the agreement Mr. Campanella opted to defer, with no interest, the receipt of compensation under the agreement until the Company has the funds to pay its obligation. In October 2017, the Company issued 12,000,000 shares of series A preferred stock and 1,250,000 shares of common stock to its chief executive officer in settlement of $107,307 of accrued salary. At September 30, 2023 and December 31, 2022, the Company had accrued compensation of $1,425,990 and $1,253,465, respectively, and recorded the related expenses in wages and compensation expense on the accompanying condensed consolidated statements of operations.

Significant Customers

For the nine months ended September 30, 2023, three customers accounted for 74% of the Company’s revenues. As of September 30, 2023, accounts receivable due from these customers totaled $1,650.

Approximately 79% of the Company’s revenue for the nine months ended September 30, 2022 was generated in the State of Rhode Island. During the nine months ended September 30, 2022, management decided to discontinue operations in Rhode Island and focus its sales and marketing resources in New Jersey and Florida, while also working on expanding its efforts in developing its reselling efforts on renewable energy such as solar. In 2023, the Company has been moving away from selling advertising in Florida and New Jersey and shifting its focus to the sales of solar panels and other associated solar products.

Legal Matters

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. Currently, the Company is not involved in any pending or threatened material litigation or other material legal proceedings, nor have we been made aware of any pending or threatened regulatory audits.

NOTE 7 - RELATED PARTY TRANSACTIONS

Certain affiliates have made non-interest-bearing advances. The balances of these advances, which are due on demand and include the Advances from Related Parties of $163,936 noted in Note 4, totaled $933,169 and $620,432 as of September 30, 2023 and December 31, 2022, respectively. Included in accounts payable, related parties as of September 30, 2023 and December 31, 2022, are expenses incurred with these affiliates totaling $71,512.

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

Organizational Overview

Utilizing managements history in general contracting, coupled with our subject matter expertise and intellectual property (“IP”) knowledge of solar panels and other leading-edge technologies, Sun Pacific Holding (“the Company”) is focused on building a “Next Generation” green energy company. The Company offers competitively priced “Next Generation” solar panel and lighting products by working closely with design, engineering, integration and installation firms in order to deliver turnkey solar and other energy efficient solutions. We provide solar bus stops, solar trashcans and “street kiosks” that utilize our unique advertising offerings that provide State and local municipalities with costs efficient solutions .

Our green energy solutions can be customized to meet most enterprise and/or government mandated regulations and advanced system requirements. Our portfolio of products and services allow our clients to select a solution that enables them to establish a viable standard product offering that focuses on the goals of the client’s entire organization.

Currently, the Company has four (4) subsidiary holdings. Sun Pacific Power Corp. (“SPPC”) which was the initial company that specialized in solar & other renewable energy projects., The Company also formed National Mechanical Group Corp, a New Jersey corporation focused on holding the Company’s patents. The Company also formed Street Smart Outdoor Corp., a Wyoming corporation that acts as a holding company for the Company’s state specific operations in unique advertising through solar bus stops, solar trashcans and “street kiosks.” The Company also formed Elba Power Corp. (“EPC”) an Alabama Corp. for the development of a solar assembly company. EPC is currently working with potential funders in support of the capitalization and development of the project.

SPPC has entered into an agreement with FoxEss, a global leader in the development of inverter and energy storage solutions as a wholesale distributer for North and South America and Australia. SPPC has also entered into an agreement with a South Asian solar manufacturer to act as an original equipment manufacturer (“OEM”) for Sun Pacific solar panels and associated products. We have also signed a two year exclusive sales and distribution agreement with GEP New Energy for their solar panels manufactured in Vietnam

As of today, the Company’s principal source of revenues is derived from Street Smart Outdoor Corp. operations in the outdoor advertising business with contracts in place in New Jersey. The Company’s focus is shifting away from offering outdoor advertising towards the assembly and sales of solar panels and associated products.

Strategic Vision

Our objective is to grow our business profitably as a premier green energy-based provider of both product and services to the public and private sectors. We are working to deploy our strategy in building upon our general and other contracting expertise in conjunction with our intellectual property and subject matter expertise in green energy that may allow us to grow a group of profitable business lines in solar, efficient lighting, and other unique energy related areas.

Going Concern

The Company has an accumulated deficit of $8,447,732 and a working capital deficit of $3,524,185 as of September 30, 2023. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Results of Operations

Three months ended September 30, 2023 compared to Three months ended September 30, 2022.

Revenues: Revenues decreased by $29,863 from $29,863 for the three months ended September 30, 2022 to $0 for the three months ended September 30, 2023 as a result of the Company ceasing outdoor advertising activities as the Company continues to focus on developing and ramping up its strategy and objectives to build and resell solar panels and other solar related products and services.

Cost of Revenues: Cost of revenues decreased by $4,255 from $4,255 for the three months ended September 30, 2022 to $0 for the three months ended September 30, 2023.

Operating Expenses: Operating expenses increased by $307,837 from $80,973 for the three months ended September 30, 2022 to $388,810 for the three months ended September 30, 2023 due to increases in wages and compensation, professional fees, and general and administrative expenses as a result of its strategic shift to build and resell solar panels and other solar related products and services.

Other Income (Expenses): Other income (expenses), net, consisting of other expense and interest expense, decreased by $72,125 from $82,614 for the three months ended September 30, 2022 to $10,489 for the three months ended September 30, 2023 as a result of other expenses in 2023.

Net Loss: As a result of the above, net loss increased by $261,320 from $137,979 for the three months ended September 30, 2022 to $399,299 for the three months ended September 30, 2023.

Nine months ended September 30, 2023 compared to Nine months ended September 30, 2022.

Revenues: Revenues decreased by $206,299 from $252,114 for the nine months ended September 30, 2022 to $45,815 for the nine months ended September 30, 2023 as a result of the Company ceasing outdoor advertising activities as the Company continues to focus on developing and ramping up its strategy and objectives to build and resell solar panels and other solar related products and services.

Cost of Revenues: Cost of revenues decreased by $5,623 from $12,320 for the nine months ended September 30, 2022 to $6,697 for the nine months ended September 30, 2023.

Operating Expenses: Operating expenses increased by $332,743 from $349,043 for the nine months ended September 30, 2022 to $681,786 for the nine months ended September 30, 2023 due to an increase in wages and compensation, professional fees, and general and administrative expenses as a result of its strategic shift to build and resell solar panels and other solar related products and services.

Other Income (Expenses): Other income (expenses), net, consisting of other income and interest expense, increased by $264,964 from net other expense of $26,571 for the nine months ended September 30, 2022 to net other income of $237,964 for the nine months ended September 30, 2023 as a result of a gain on forgiveness of debt and accrued interest in 2023.

Net Loss: As a result of the above, the net loss increased by $268,884 from $135,820 for the nine months ended September 30, 2022 to $404,704 for the nine months ended September 30, 2023.

Operations, Liquidity and Capital Resources

As of September 30, 2023, we had a working capital deficit of approximately $3,524,185. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

During the nine months ended September 30, 2023, we used $439,605 of cash in operating activities driven materially from our operating loss offset by an increase in accrued expenses and gain on forgiveness of debt. During the nine months ended September 30, 2022, we generated $118,791 of cash in operating activities driven by the Company’s operating loss, offset by noncash charges for accrued compensation, bad debt and depreciation.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and (c) that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting principally due to the following:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended September 30, 2023, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

Sun Pacific Holding Corp.

Date: November 20, 2023	By:	/s/ Nicholas Campanella
Nicholas Campanella
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

